Form 10-K
period 2005-12-31
Cold Spring Capital Inc.
filed 2006-03-31
CIK 1330446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32659

COLD SPRING CAPITAL INC.
(Exact name of registrant as specified in its charter)

Delaware	75-3192592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

51 Locust Avenue, Suite 302, New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 972-0888

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	American Stock Exchange
Warrants	American Stock Exchange
Units	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
NONE
(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One)

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant’s Common Stock on March 23, 2006, as reported on the American Stock Exchange was approximately $112,600,000. (The Registrant became subject to the reporting requirements of the Exchange Act in November 2005 and, therefore, is not able to provide information about the market value as of the end of the second quarter of 2005.)

In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of March 23, 2006 was 25,000,000 shares.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history, our dependence on key personnel, some of whom may join us following an initial transaction, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete an initial transaction, the ownership of our securities being concentrated, and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Cold Spring Capital Inc.

PART I

Item 1. Business.

General

We were incorporated in Delaware on May 26, 2005, as a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses, portfolios of financial assets or real estate assets that we expect will generate a portfolio of financial assets. A ‘‘portfolio of financial assets’’ refers to a pool of consumer or commercial receivables, which may or may not be secured by collateral, such as real estate or consumer goods. The phrase ‘‘real estate assets that we expect will generate financial assets’’ refers to real estate that we would purchase and then re-sell, likely in smaller parcels, in circumstances where we would finance a portion of the sale price for our buyers and receive promissory notes from the purchasers secured by the real estate sold. While we may seek to effect an initial transaction with more than one target, our initial transaction must be with a target whose fair market value is at least equal to 80% of our net assets (excluding the amount held in a trust account representing a portion of the underwriters’ discount) at the time of such acquisition.

A registration statement for our initial public offering was declared effective on November 11, 2005. On November 16, 2005, we sold 20,000,000 units in our initial public offering. Each of our units consists of one share of our common stock, $0.001 par value per share, and two redeemable common stock purchase warrants. Each warrant sold in the initial public offering entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of  $109,966,924 from our initial public offering. Of those net proceeds, approximately $107,426,000 (plus an additional $2,400,000 attributable to a deferred underwriters’ discount) has been placed in a trust account and will not be released until the earlier of (i) the completion of an initial transaction or (ii) our liquidation. Therefore, unless and until an initial transaction is consummated, the proceeds held in the trust account will not be available to us. For a more complete discussion of our financial information, see the section appearing elsewhere in our Annual Report on Form 10-K entitled “Selected Financial Data”.

We intend to focus on specialty finance companies (and portfolios) in market sectors which we believe possess potential for attractive returns, either in terms of significant revenue growth opportunities or in terms of unique opportunities to expand profitability and cash flow. While we have not determined all of the desired attributes and criteria of potential targets, we will generally seek to identify targets that we believe will generate a favorable yield on our investment, net of anticipated loan losses, delinquencies, and servicing costs. We will seek executive management teams who have demonstrated the ability to operate and profitably grow specialty finance companies. We will look to create competitive advantages in a given market place.

Examples of qualities we will look for in a target operating business include:

•	experienced management groups with operating experience in finance companies;
•	demonstrated track records of growth in revenues and cash flow;
•	involvement in a fragmented industry providing opportunity for additional acquisitions;
•	well-developed and disciplined credit underwriting and risk management culture;
•	regulatory or technical barriers to entry; and/or
•	companies with strong internal growth prospects with a need for growth capital.

Examples of qualities we will look for in a target portfolio of financial assets include:

•	the asset quality and historical performance, including but not limited to historical interest rates, delinquency and default and loss experience;
•	the experience and track record of the seller of the assets;
•	the credit underwriting policies and procedures employed in creating the portfolio;
•	the value of any collateral;
•	cash flow potential;
•	the quality of the servicing by the seller of the assets prior to the date of sale; and/or
•	the geographic diversity of the underlying borrowers.

Examples of qualities we will look for in a target real estate asset include:

•	geographic location;
•	attractive topographical features;
•	ability to subdivide the property;
•	demand in the area;
•	general economic conditions in the region; and/or
•	anticipated resale value and profitability.

After effecting an initial transaction, we intend to seek to realize and enhance shareholder value through some combination of borrowed money to pay a portion of the purchase price of additional assets, strategic planning, cost reductions, complementary acquisitions, divestitures of non-strategic assets, investments in technology, and additional investments in real estate and/or portfolios of financial assets that we believe are attractive. In addition, we currently intend to use leverage to finance a significant portion of the acquisition or acquisitions we make. While we believe that the proceeds raised in our initial public offering are sufficient to allow us to complete an initial transaction, we anticipate that we will seek to borrow money to pay a portion of the purchase price in connection with an acquisition to attempt to increase the return on our investment. Use of leverage will also allow us to acquire more than we would otherwise be able to without leverage. As a result, it is possible that, through the use of debt financing, we may acquire a target with a fair market value in excess of our net assets at the time of the acquisition.

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our shareholders. We believe it is possible that our attractiveness as a potential buyer of businesses and assets may increase after the consummation of an initial transaction and there may or may not be additional acquisition opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. Fundamentally, however, we believe that, following an initial transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating shareholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close. We intend to source our target opportunities from various internal and external sources. We believe that we will be able to generate deal flow from internal sources primarily resulting from personal contacts and relationships that our officers and directors have developed and maintain in the specialty finance, banking and real estate industries, as well as through relationships they have developed and maintain with various professionals, including accountants, consultants, commercial bankers, attorneys, regional brokers and other investors. We will also seek to generate deal flow from external sources by contacting investment bankers, banks, insurance companies and other members of the financial community which may present solicited or unsolicited proposals. We are currently in the process of evaluating and identifying targets for an initial transaction. However, we cannot assure you that we will be able to locate a target or that we will be able to engage in an initial transaction on favorable terms or at all. While we may or may not consummate an initial transaction with a company involved in the consumer or commercial industries, we believe this focus should prove to be an attractive area in which to find a target, and we believe that many companies in those areas would find the opportunity to sell to us attractive as well. We believe that the owners of many potential targets would find an acquisition by us to be an easier and less risky route to liquidity than going through an initial public offering or other financing transactions.

Government Regulations

Some aspects of our future operations may be subject to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. Those items include, but are not limited to, credit granting activities, including licensing requirements in some jurisdictions; establishing maximum interest rates, finance charges and other fees we may charge our clients; governing any secured transactions we may enter into; requiring us to specify information and make certain disclosures to our clients; setting collection, foreclosure, repossession and claims handling procedures and other trade practices; prohibiting discrimination in the extension of credit and administration of our loans; and regulating the use and reporting of information related to a client’s credit experience.

Effecting an Initial Transaction

General

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting one or more business combinations or portfolio or real estate acquisitions. An initial transaction may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its securityholders, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate an initial transaction with a company that may be in its early stages of development or growth or that is otherwise at a stage where a sale is advisable. We may also purchase a portfolio of financial assets from a financial institution in a market sector that we believe is promising. Such an acquisition could also include the benefit of acquiring some of the management, infrastructure and marketing techniques which created the portfolio. Finally, we may acquire real estate assets that we expect will generate a portfolio of financial assets as the real estate is resold and we provide financing to customers. While we may seek to effect business combinations or portfolio or real estate acquisitions with more than one target, we may have the ability, as a result of our limited resources, to effect only a single business combination or portfolio or real estate acquisition. To the extent we try to consummate more than one transaction at the same time, all of the risks associated with acquisitions, including diversion of management’s attention, legal, financial, accounting and due diligence expenses, and general risks that transactions will not be consummated, will be exacerbated, especially in light of the small size of our management team and our limited financial and other resources. In addition, if our initial transaction entails simultaneous transactions with different sellers, each seller will need to agree that its transaction is contingent upon simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to complete the initial transaction. As a result, if we attempt to consummate our initial transaction in the form of multiple transactions, there is an increased risk that we will not be in a position to consummate some or all of those transactions, which could result in our failure to have targets with the required aggregate fair market value, in which event we may be forced to liquidate.

Search for a target

We are currently in the process of identifying and evaluating targets for an initial transaction. We have not entered into any acquisition agreements. Subject to the limitations that a target have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. To the extent we effect an initial transaction, we may be affected by numerous risks inherent in the business and operations of the target finance company and/or in real estate assets. These risks in connection with an initial transaction may include risks of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of targets

Targets candidates have been, and we anticipate will continue to be, brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target candidates. While we do not currently expect to engage the services of brokers or professional firms that specialize in locating business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation from the proceeds of our initial public offering not held in trust. In no event, however, will we pay any of our existing officers, directors or stockholders or any of their affiliates or family members any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of an initial transaction nor do we expect any of our officers, directors or stockholders or any of their affiliates or family members to receive any such fee or compensation from any third party.

Selection of a target and structuring of a business combination or portfolio or real estate acquisition

Subject to the requirement that our initial transaction must be with a target with a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such transaction, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target. In evaluating a prospective target, we anticipate that our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	cash flow potential;
•	growth potential;
•	experience and skill of management and availability of additional personnel;

•	capital requirements;
•	competitive position;
•	barriers to entry into the target’s industries;
•	availability of financing sources;
•	security measures employed to protect technology, trademarks, customer data or trade secrets;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry sector;
•	asset quality and historical performance, including but not limited to historical interest rates, delinquency, default and loss experience;
•	credit underwriting policies and procedures;
•	methods of origination of loans and origination channels;
•	servicing platforms and use of information technology; and
•	costs associated with effecting the transaction.

In evaluating a prospective target real estate asset, our management will consider, among other factors, the following:

•	regulatory considerations;
•	anticipated demand and profitability;
•	geographic location;
•	general economic conditions in the area;
•	ability to subdivide the property;
•	availability of financing; and
•	environmental sensitivity.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination or portfolio or real estate acquisition will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination or portfolio or real estate acquisition consistent with our business objective. In evaluating a prospective target, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of any facilities, as well as review of financial reports, portfolio performance and other information which will be made available to us. Where possible, we will attempt to structure an initial transaction to achieve the most favorable tax treatment to us, the target and both companies’ stockholders, taking into account other terms of the transaction. Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of any transaction.

The structure of an initial transaction may take the form of a merger, capital stock exchange, asset acquisition or other similar structure. We may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination or portfolio or real estate acquisition. Our management team has experience using both equity and debt to finance acquisitions. We believe that effective use of leverage can produce a higher return for investors than the return available from unlevered acquisitions. It is likely that we will borrow capital in addition to using the proceeds of our initial public offering to consummate our initial transaction. The time and costs required to select and evaluate a target and to structure and complete the business combination or portfolio or real estate acquisition cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target with which a business combination or portfolio or real estate acquisition is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination or portfolio or real estate acquisition. However, we will not pay any finder’s or consulting fees to our initial stockholders (i.e., persons who held shares of our common stock prior to our initial public offering), or any of their respective affiliates or family members, for services rendered to or in connection with an initial transaction.

Fair market value of target

The initial target that we acquire must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition. The fair market value of such business, portfolio or asset will be determined by our board of directors based upon standards which it believes are generally accepted by the financial community. If our board is not able to independently determine that the target has a sufficient fair market value, or if the target is affiliated with any of our initial stockholders, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target has sufficient fair market value.

Possible lack of business diversification

While we may seek to effect business combinations or portfolio or real estate acquisitions with more than one target, our initial transaction must be with a target or targets which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is possible that we will have the ability to effect only a single business combination or portfolio or real estate acquisition. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business or portfolio or asset. Even if we consummate more than one transaction, our business may focus on a single or limited number of industries or segments within those industries. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or acquiring only a single portfolio of financial assets or real estate asset, or by making more than one acquisition in the same industry or segment, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination or portfolio or real estate acquisition; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target’s management

Although we intend to closely scrutinize the management of a prospective target when evaluating the desirability of effecting a business combination or portfolio or real estate acquisition, we cannot assure you that our assessment of the target’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our current officers and directors, if any, in the target cannot presently be ascertained. We expect that Messrs. Stratton and Weingarten will remain associated in some capacity with us following an initial transaction, although they are not currently obligated to do so. The extent to which our current officers will be actively involved in our business following an initial transaction may depend on, among other things, the management, if any, that becomes part of our company as a result of, or join us in connection with, that transaction.

In addition, it is possible that the terms of an initial transaction might address the extent to which our officers and directors remain involved in our business following consummation of an initial transaction. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target. Following a business combination or portfolio or real estate acquisition, we may seek to recruit additional managers to supplement our incumbent management. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of initial transaction

Prior to the completion of an initial transaction, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of an initial transaction, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include, in the case of a business combination, a description of the operations of the target and audited historical financial statements of the business, and in the case of a portfolio or real estate acquisition, such financial information as shall be required by applicable law and regulation.

In connection with the vote required for an initial transaction, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our initial stockholders. We will proceed with the initial transaction only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the transaction and public stockholders owning less than 20% of the shares sold in our initial public offering both vote against the transaction and exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of an initial transaction, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the initial transaction and the transaction is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account (excluding the amount held in a trust account representing a portion of the underwriters’ discount), inclusive of any interest (calculated as of two business days prior to the consummation of the proposed initial transaction), divided by the number of shares of common stock sold in the initial public offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be $5.37, or $0.63 less than the per-unit offering price of $6.00 and does not include $0.12 per share held in the trust account for the benefit of the underwriters. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial transaction at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial transaction and the transaction is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of an initial transaction. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any initial transaction if public stockholders, owning 20% or more of the shares sold in the initial public offering both vote against that transaction and exercise their conversion rights. Our initial stockholders are not entitled to convert any shares of common stock held by them, whether acquired by them prior to, as part of or after our initial public offering, into a pro rata share of the trust account.

Liquidation if no initial transaction

If we do not complete an initial transaction within 12 months after the consummation of our initial public offering (that is, by November 16, 2006), or within 18 months (that is, by May 16, 2007) if the extension criteria described below have been satisfied, we will be dissolved and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account (including the amount held in the trust account representing a portion of the underwriters’ discount), inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.49 (of which $0.12 per share is attributable to the underwriters’ discount), or $0.51 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. If we liquidate before the completion of an initial transaction and distribute the proceeds held in trust to our public stockholders, Richard A. Stratton, our Chairman of the Board and Executive Officer, and Joseph S. Weingarten, our President, will severally, one half each, be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by (i) the claims of various vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, (ii) the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or nondisclosure agreement with respect to a failed transaction with such prospective target or (iii) claims by Ferris, Baker Watts, Inc. (to the extent such claims exceed $300,000). However, we cannot assure you that Messrs. Stratton and Weingarten will be able to satisfy those obligations. They will not, however, be personally liable to pay debts and obligations except as provided above. Furthermore, we cannot assure you that the actual per-share liquidation price will not be less than $5.49, plus interest, due to claims of creditors. Additionally, the underwriters have agreed to forfeit any rights to or claims against the proceeds held in the trust account which includes a portion of their underwriters’ discount. If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete an initial transaction prior to the expiration of 12 months of the closing of our initial public offering, but are unable to complete the initial transaction within the 12-month period, then we will have an additional six months in which to complete the initial transaction contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so within 18 months of the closing of our offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 12-month or 18-month period.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon an initial transaction which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating, and selecting a target we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential targets that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable targets will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target. Further:

•
our obligation to seek stockholder approval of an initial transaction or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such initial transaction may delay or prevent the completion of a transaction and/or make it less likely a potential target will want to enter into an acquisition agreement with us;

•
our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for an initial transaction or prevent the completion of a transaction;

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain targets;

•
the requirement to acquire an operating finance company, portfolio of financial assets or real estate that has a fair market value equal to at least 80% of our net assets (excluding the amount held in a trust account representing a portion of the underwriters’ discount) at the time of the acquisition could require us to acquire several closely related operating businesses, portfolios or properties at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial transaction; and

•
our limited funds available outside of the trust account may limit our ability to pursue acquisitions of certain targets, including acquisitions that require earnest money or other pre-closing deposits.

Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial transaction. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target with significant growth potential on favorable terms.

If we succeed in effecting an initial transaction, there will be, in all likelihood, intense competition from competitors of the target. We cannot assure you that, subsequent to an initial transaction, we will have the resources or ability to compete effectively.

Employees

We have two employees, each of whom are officers and also members of our board of directors. These individuals have other business interests and are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable targets to investigate, although we expect Mr. Stratton, our Chairman of the Board, and Chief Executive Officer, to devote an average of approximately thirty hours per week to our business. We do not intend to have any full time employees prior to the consummation of an initial transaction.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses, portfolios of financial assets or real estate assets that we expect will generate a portfolio of financial assets, as described in this Annual Report on Form 10-K. We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We will not generate any revenues (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of an initial transaction. We cannot assure you as to when or if an initial transaction will occur.

If we are unable to complete an initial transaction and are forced to liquidate and distribute the trust account, our public stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete an initial transaction and are forced to liquidate our assets, the per-share liquidation distribution will be less than $6.00 because of the expenses of our initial public offering, our general and administrative expense, the anticipated costs of seeking an initial transaction and the costs and expenses associated with litigation in which we are involved. If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-unit liquidation price would be $5.49, or $0.51 less than the per-unit offering price of $6.00, assuming that amount was not further reduced by claims of creditors. For a more complete discussion of ways in which the trust account could be reduced, see "—We are subject to litigation and in the future may face additional third party claims. As a result of these third party claims, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders would be less than $5.49 per share.” In addition, it is possible that we will use a portion of the funds not being placed in trust as a down payment or to fund a down payment, lock-up or "no-shop" provision with respect to a particular proposed business combination, although we do not have any current intention to do so. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of an initial transaction. For a more complete discussion of the effects on our stockholders if we are unable to complete an initial transaction, see the section appearing elsewhere in this Annual Report on Form 10-K entitled "Business—Effecting an initial transaction—Liquidation if no initial transaction."

Since we have not yet selected any target with which to complete an initial transaction, we are unable to currently ascertain the merits or risks of any particular target's operations or the performance of any particular portfolio of financial assets or real estate asset or the industry or business in which we may ultimately operate.

We are currently in the process of evaluating and identifying targets for an initial transaction. Although we are focusing on acquiring consumer and commercial finance companies (or portfolios of financial assets originated by consumer and commercial finance companies) and real estate assets that we expect will generate a portfolio of financial assets, we may acquire a company operating in any industry we choose. We have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so in the future. Accordingly, there is no reliable basis for you to currently evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target that we may ultimately acquire. To the extent we complete an initial transaction with an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete an initial transaction with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target. For a more complete discussion of our selection of targets, see the section appearing elsewhere in this Annual Report on Form 10-K entitled "Business—Effecting an initial transaction—We have not selected or approached any target."

Our officers and directors are not required to devote any specified percentage of their working time to our affairs. Our officers and directors will allocate some of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which could have a negative impact on our ability to consummate a business combination or portfolio or real estate acquisition or results of operations following any such acquisition.

Our officers and directors are not required or expected to commit their full time, or any specified amount of time, to our affairs. This may result in a conflict of interest in allocating their time between our operations and other businesses and could have a negative effect on our ability to consummate a business combination or portfolio or real estate acquisition or our results of operations following any such acquisition. We do not intend to have any full time employees prior to the consummation of an initial transaction. In connection with an initial transaction, we expect to acquire additional management personnel and employees who will devote their full time efforts to our business. If we acquire an operating company, the employees of the target may become our employees upon consummation of the acquisition. All of our executive officers are expected to remain, actively engaged in other business endeavors and are not obligated to contribute any specific number of hours to those endeavors or to our affairs, and the number of hours contributed will vary from time to time depending on, among other things, the availability of suitable targets and nature and timing of due diligence and negotiations. We expect Mr. Stratton to devote up to 30 hours per week to our business and Mr. Weingarten to devote a majority of his business time. If our executive officers' or directors' other business affairs require them to devote more substantial amounts of time to these other affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination or portfolio or real estate acquisition or our results of operations. For example, with respect to one other company with which Mr. Stratton is affiliated and in which he owns an equity interest, Resort Finance Corporation, or RFC, an event of default will exist under RFC's loan agreements if Mr. Stratton ceases to be actively engaged in the management of the entity’s businesses. Although the agreement does not define what is meant by "actively engaged in management of the entities' businesses," Mr. Stratton has always devoted some of his time to his business interests other than RFC and has not devoted his full time to the business of RFC. Mr. Stratton does not believe that his efforts on our behalf will cause him to spend less time on RFC than he otherwise would. Mr. Stratton has guaranteed a portion of RFC’s indebtedness and Mr. Stratton's obligations under the guaranty could become due and payable if an event of default were to exist. Mr. Weingarten is not subject to any agreement with other entities that impose any restrictions on the amount of time he needs to spend on another business.

Our chief executive officer is a party to a non-competition agreement that will limit the types of companies we can target for an initial transaction and may make us a less attractive buyer to certain target companies.

Richard A. Stratton, our chairman of the board and chief executive officer, is a party to a non-competition agreement with Resort Finance LLC, or RFL, pursuant to which he agreed not to engage in or be interested in any business which competes, directly or indirectly, with RFL, including, but not limited to, any business involved in the acquisition, maintenance, administration and financing of timeshare loans and/or making loans to timeshare developers. Between July 24, 2003 and February 9, 2006 when Mr. Stratton resigned from RFL, Mr. Stratton served as chief executive officer of RFL. RFL has exercised its option to extend the term of the non-compete for a period of two years. Accordingly, the RFL non-compete agreement will continue to apply to Mr. Stratton until February 9, 2008. During this time, absent a waiver of the terms of such non-compete agreement by the entity owning the remaining 60% of RFL, we will not be permitted to engage in or be interested in any business which competes, directly or indirectly, with RFL including any business involved in the acquisition, maintenance, administration and financing of timeshare loans and/or making loans to timeshare developers. No assurances can be given that any such waiver will be requested or, if requested, granted. Since its inception, RFL's business has consisted of acquiring, maintaining, administering and financing portfolios of timeshare finance loans and loans to timeshare developers. An expansion by RFL of the scope of its business might potentially further restrict the scope of business activities Mr. Stratton could engage in without competing with RFL, although Mr. Stratton does not believe that any such expansion is contemplated. We do not intend to acquire any business that Mr. Stratton is restricted from engaging in. A disagreement or litigation between RFL or its investors and Mr. Stratton with respect to the scope of the non-compete could potentially result in a material adverse effect and impair our ability to fulfill our business plan. Mr. Weingarten is not subject to any non-compete agreements.

Our current officers and directors may resign upon consummation of an initial transaction and we will have only limited ability to evaluate the management of the target.

Our ability to successfully effect a business combination or portfolio or real estate acquisition will be totally dependent upon the efforts of our key personnel. Upon consummation of an initial transaction, the future role of our key personnel cannot presently be ascertained. We expect that Messrs. Stratton and Weingarten will remain as directors following an initial transaction, if elected, although they are not currently obligated to do so. In addition, Messrs. Stratton and Weingarten may remain associated in various other capacities, including as officers or consultants, depending, among other things, on the strength, depth and needs of management after the initial transaction.

We may attempt to retain the management of the target or we may recruit new management team members to join us. Moreover, to the extent we acquire a portfolio of financial assets or real estate assets, our ability to recruit personnel from the selling entity may be limited because the seller may wish to retain the services of such personnel. Although we intend to closely scrutinize the management of a prospective target in connection with evaluating the desirability of effecting a business combination or portfolio or real estate acquisition, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as applicable securities laws, including the requirements under Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be an expensive and time-consuming process, which could adversely affect our operations.

Our officers and directors may not have significant experience or knowledge of the industry of the target.

If we decide to acquire a target that operates in a field outside of the realm of experience of our officers and directors, we cannot assure you that our officers and directors will have gained enough experience or have sufficient knowledge relating to the industry of the target to make an appropriate acquisition decision.

Only one of our officers or directors has ever been a principal of, or has ever been affiliated with, a company formed with a business purpose similar to ours.

Our officers and directors have never served as officers or directors of a development stage public company with the business purpose of raising funds to acquire a consumer or commercial finance company (or a portfolio of financial assets originated by a consumer or commercial finance company) or real estate assets. Further, except for Mr. Robert Chefitz, who is one of our directors and is also on the board of advisors of Key Hospitality Acquisition Corp., a blank check company focused on the hospitality industry, none of our officers or directors has ever been involved with a blank check public company of any sort. Key Hospitality Acquisition Corp. completed its initial public offering in October 2005, and has not announced the entry into any agreement with a target. Accordingly, you may not be able to adequately evaluate their ability to consummate successfully a business combination or portfolio or real estate acquisition.

Some of our officers and directors are currently, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors are currently, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us. For example, Mr. Stratton and Mr. Weingarten are each affiliates of companies engaged in the business of originating, financing, purchasing and servicing consumer, commercial and real estate loans. In addition, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a more complete discussion of our management's business affiliations and the potential conflicts of interest that you should be aware of, see the section appearing elsewhere in this Annual Report on Form 10-K entitled "—Our chief executive officer is a party to a non-competition agreement that will limit the types of companies we can target for an initial transaction and may make us a less attractive buyer to certain target companies," "Management—Directors and Officers."  We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors directly or indirectly own shares of our common stock that will not participate in liquidation distributions, and therefore they may have a conflict of interest in determining whether a particular target is appropriate for an acquisition.

All of our officers and directors directly or indirectly own stock in our company, but do not have a right with respect to those shares of common stock acquired by them prior to the initial public offering to receive distributions upon our liquidation prior to an initial transaction. Additionally, Messrs. Stratton and Weingarten each purchased an additional 2,437,614 warrants following our initial public offering. The shares and warrants owned by our officers and directors will be worthless if we do not consummate an initial transaction. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target and completing an initial transaction within the required time frame. Consequently, our officers' and directors' discretion in identifying and selecting a suitable target may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial transaction are appropriate and in our stockholders' best interest.

Our directors' and officers' interests in obtaining reimbursement for out-of-pocket expenses incurred by them or indemnity payments made by them may lead to a conflict of interest in determining whether a particular target is appropriate for a business combination and in the public stockholders' best interest.

Our existing stockholders, including all of our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them or any indemnity payments made by them for our benefit, including in connection with outstanding litigation, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account unless the initial transaction is consummated. The amount of available proceeds is based on management's estimates of the costs needed to fund our operations and pay the costs and expenses of litigation through May 16, 2007 and consummate a business combination or portfolio acquisition. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or portfolio acquisition or if we expend a significant portion of the available proceeds in pursuit of a business combination or portfolio acquisition that is not consummated or if the costs and expenses associated with defending and resolving outstanding litigation are larger than anticipated. The financial interest of our directors and officers could influence their motivation in selecting a target or proceeding with an initial transaction and thus, there may be a conflict of interest in determining whether a particular initial transaction is in the public stockholders' best interest. Specifically, our existing stockholders may view potential business combinations or portfolio acquisitions where such excess expenses and indemnity payments would be repaid more favorably than those where such excess expenses and payments would not be repaid or any business combination or portfolio acquisition in which such excess expenses and payments would be repaid more favorably than no business combination or portfolio acquisition.

Our initial stockholders, including our officers and directors, control a substantial interest in us and this may influence certain actions requiring a stockholder vote.

Our initial stockholders (including all of our officers and directors) and their affiliates collectively own approximately 20% of our issued and outstanding shares of common stock. Additionally, two of our initial stockholders, Messrs. Stratton and Weingarten, each also own 2,437,614 warrants to purchase our common stock. Any exercise of these warrants by Messrs. Stratton and Weingarten would increase their relative ownership percentage of us. In connection with the vote required for our initial transaction, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. However, they may cast votes with respect to any shares of common stock acquired in connection with or following our initial public offering (including shares acquired upon exercise of their warrants) in any manner as they may determine in their discretion. Our board of directors is divided into three classes; each class will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of an initial transaction. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until an initial transaction. Additionally, our initial stockholders and their affiliates and relatives are not prohibited from purchasing additional securities in the market. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with an initial transaction.

We may not be able to consummate an initial transaction within the required time frame, in which case we would be forced to liquidate.

We must complete an initial transaction with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of acquisition within 12 months after the consummation of our initial public offering (or within 18 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 12 months after the consummation of our initial public offering and the initial transaction relating thereto has not yet been consummated within such 12-month period). If we fail to consummate an initial transaction within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial transaction. We are currently in the process of evaluating and identifying targets for an initial transaction. We do not have any specific business combination, portfolio of financial assets or real estate asset acquisition under consideration. We have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so in the future.

Any attempt to consummate more than one transaction as our initial transaction will make it more difficult to consummate our initial transaction.

We may seek to effect business combinations, portfolio acquisitions and/or real estate acquisitions with more than one target with a combined fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such transactions. Acquisitions involve a number of special risks, including diversion of management's attention, legal, financial, accounting and due diligence expenses, and general risks that transactions will not be consummated. To the extent we try to consummate more than one transaction at the same time, all of these risks will be exacerbated, especially in light of the small size of our management team and our limited financial and other resources. In addition, if our initial transaction entails simultaneous transactions with different sellers, each seller will need to agree that its transaction is contingent upon the simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to complete the initial transaction. As a result, if we attempt to consummate our initial transaction in the form of multiple transactions, there is an increased risk that we will not be in a position to consummate some or all of those transactions, which could result in our failure to satisfy the requirements for an initial transaction and force us to liquidate.

You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.

Since the net proceeds of our initial public offering are intended to be used to complete an initial transaction with one or more targets or assets that we have not yet identified, we may be deemed to be a "blank check" company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the Securities and Exchange Commission, or SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 promulgated under the Securities Act of 1933, as amended. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, we have a longer period of time to complete an initial transaction in certain circumstances.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination or acquisition, it may be more difficult for us to complete a transaction.

Based upon publicly available information as of March 13, 2006, we believe there are approximately 48 similarly structured blank check companies which have gone public since August 2003, of which approximately six have actually completed a business combination. As of such date, the remaining 42 blank check companies have raised more than $2.7 billion and are seeking to complete business combinations. Of these companies, approximately 10 have announced that they have entered into definitive agreements for business combinations but not yet consummated these transactions. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Annual Report on Form 10-K and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a significant number of them may consummate their business combinations in any industry they choose or have very broad definitions of the industries they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. In addition, because of this competition, we cannot assure you that we will be able to effectuate an initial transaction within the required time period. Further, the fact that only six of such companies have completed a business combination and only 10 additional of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company. Moreover, we will also compete with private equity funds, financial institutions and numerous other buyers for potential acquisitions. If we are unable to consummate an initial transaction within the prescribed time period, we will be forced to liquidate.

Because of our limited resources and the significant competition for business combination and portfolio or real estate acquisition opportunities, we may not be able to consummate an attractive business combination or portfolio or real estate acquisition.

We expect to encounter intense competition from other entities having a business objective similar to ours, including finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations or portfolio or real estate acquisitions directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe, based on the industry knowledge and experience of our management, that there are numerous potential targets that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain large targets will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain targets. Further, the obligation that we have to seek stockholder approval of an initial transaction may delay or prevent the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for an initial transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain targets. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination or portfolio or real estate acquisition.

We may have insufficient resources to cover our operating expenses, the costs and expenses of litigation and the expenses of consummating an initial transaction.

We have reserved $2,540,925 from the proceeds of our initial public offering to cover our operating expenses and the costs and expenses associated with litigation in which we are involved through May 16, 2007 and to cover the expenses incurred in connection with our initial transaction. As of March 10, 2006, we had $2,082,231 remaining outside of the trust account to cover our operating costs and expenses associated with litigation. This amount is based on management's estimates of the costs needed to fund our operations through May 16, 2007 and consummate our initial transaction. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to pay legal costs of, to settle, or to pay a judgment in outstanding litigation or make a down payment or pay exclusivity or similar fees in connection with our initial transaction or if we expend a significant portion of the available proceeds in pursuit of a business combination or portfolio acquisition that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing (including loans), either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination or portfolio acquisition. For a more complete discussion of outstanding litigation, see the section appearing elsewhere in this Annual Report on Form 10-K entitled “Legal Proceedings.”

We are subject to litigation and in the future may face additional third party claims. As a result of these third party claims, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders would be less than $5.49 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. We currently face litigation with Ferris, Baker Watts, Inc. and we cannot predict the outcome of that litigation or the costs we may incur to defend and resolve such litigation. In addition, although we will seek to have all vendors, prospective targets, sellers or other entities we do business with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. We may elect to enter into arrangements with such parties even if they do not agree to execute such waivers if we believe that the arrangements would nevertheless be in the best interests of our stockholders. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.49 (of which $0.12 per share is attributable to the underwriters' discount), plus interest, due to claims of such creditors or such indemnification obligations. If we liquidate before the completion of an initial transaction and distribute the proceeds held in trust to our public stockholders, Richard A. Stratton, our Chairman of the Board and Chief Executive Officer, and Joseph S. Weingarten, our President, will, severally, one half each, be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by (i) the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, (ii) the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed transaction with such prospective target or (iii) claims by Ferris, Baker Watts, Inc. (to the extent such claims exceed $300,000). However, we cannot assure you that Messrs. Stratton and Weingarten will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations except as provided above. For a more complete discussion of our litigation with Ferris, Baker Watts, see the section appearing elsewhere in this Annual Report on Form 10-K entitled "Legal Proceedings."

We may issue shares of our capital stock or debt securities to complete a business combination or portfolio or real estate acquisition, which would reduce the equity interest of our stockholders and could likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 85,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. There are approximately 17,000,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Deutsche Bank Securities Inc., the lead underwriter), and all of the 5,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this Annual Report on Form 10-K to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete an initial transaction or future acquisitions. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our investors;
•	may subordinate the rights of holders of common stock if the preferred stock is issued with rights senior to those afforded to our common stock;
•	would likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our
o	ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and
o	may adversely affect prevailing market prices for our common stock and other securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial acquisition were insufficient to service our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves, or compliance with other covenants, and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate obligation to pay all principal and accrued interest, if any, if the debt security is payable on demand;
•	covenants that limit our ability to take certain actions, including acquiring capital assets, making additional acquisitions, or making additional loans or other investments; and
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

For a more complete discussion of the possible structure of a business combination or portfolio or real estate acquisition, see the section appearing elsewhere in this Annual Report on Form 10-K entitled "Business—Effecting an initial transaction—Selection of a target and structuring of a business combination or portfolio or real estate acquisition."

If additional financing is required, we may be unable to complete an acquisition or to fund the operations and growth of the target of an acquisition or the management and servicing of the portfolio of financial assets or real estate asset or the acquisition of additional portfolios or assets, which could compel us to restructure the transaction or abandon a particular business combination or portfolio or real estate acquisition.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination or portfolio or real estate acquisition, in as much as we have not yet identified any prospective target, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or portfolio or real estate acquisition, or the depletion of the available net proceeds in search of a target, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We may also finance a significant portion of the purchase price through debt financing. We cannot assure you that any such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular acquisition, we may be compelled to restructure the transaction or abandon that particular business combination or portfolio or real estate acquisition and seek an alternative target candidate or spend more of the amounts raised by our initial public offering to consummate a particular acquisition than we otherwise may have intended. In addition, if we consummate a business combination or portfolio or real estate acquisition, we may require additional financing to fund the operations or growth of the target or to acquire additional portfolios of financial assets or real estate assets. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the targets or the management and servicing of the portfolio of financial assets or real estate assets or the acquisition of additional portfolios or assets. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination or portfolio or real estate acquisition.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable initial transaction or optimize our capital structure.

At the time we seek stockholder approval of any initial transaction, we will offer each public stockholder (other than initial stockholders with respect to securities purchased in the initial public offering or afterwards) the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the initial transaction and the transaction is approved and completed. Accordingly, if an initial transaction requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund the initial transaction in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate an initial transaction that requires us to use all of the funds held in the trust account as part of the purchase price, or the initial transaction may be more highly leveraged than desirable. As a result, we may not be able to effectuate the most attractive initial transaction available to us.

If our common stock becomes subject to the Securities and Exchange Commission's penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser's written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is possible that we will only be able to complete one business combination or portfolio or real estate acquisition, which will cause us to be solely dependent on a single business and a limited number of products, services or assets.

The net proceeds from our initial public offering provided us with approximately $107,426,000 which we may use to complete a business combination or an acquisition of a portfolio of financial assets or real estate assets that we expect will generate financial assets. Our initial transaction must be with a target having a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such acquisition. Consequently, and depending on the extent to which we use debt financing or issue securities to finance the purchase price, it is possible that we will have the ability to complete only a single business combination or portfolio or real estate acquisition. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, portfolio of financial assets or real estate asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with our initial transaction, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•
a determination that our common stock is a "penny stock," which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a more limited amount of news and analyst coverage for our company;
•	a decreased ability to issue additional securities or obtain additional financing in the future; and
•	a decreased ability of our securityholders to sell their securities in certain states.

We may not provide audited financial statements to our stockholders in seeking approval of an initial transaction, which may make it more difficult for stockholders to analyze the transaction in making their voting decisions.

Prior to the completion of an initial transaction, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of an initial transaction, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934. In connection with an initial transaction, these solicitation materials will include a description of the operations of the target and audited historical financial statements of the business. However, because a portfolio of financial assets or real estate assets that we seek to purchase will in many cases not have separate financial statements and will not meet the definition of a "business" requiring the disclosure of financial statements under SEC rules and regulations and because there will not exist sufficient historical information for us to create such financial statements, in the case of an acquisition of a portfolio of financial assets or of real estate assets, audited financial statements may not be available and we may not be required to provide stockholders with such financial statements. The absence of such financial statements may make it more difficult for stockholders to analyze the transaction in making their voting decisions.

Risks Related to the
Real Estate Industry

Because our business may involve our holding real estate assets or loans secured by real estate assets, a downturn in the real estate market could result in a material diminution in the value of our assets, an increase in the rate of default on loans we hold, and/or a material diminution of the value of the collateral securing our loans.

We may acquire an operating business which makes (or acquires a portfolio of) loans secured by real estate. We also may acquire real estate assets that we expect will lead to the generation of financial assets when we lend a portion of the purchase price to buyers of the real estate. Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other facts, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. A downturn in the economy in general or in the market for real estate assets in particular could have a material adverse effect on our business, operating results and financial condition. In addition, concentration in a given region may increase our susceptibility to a downturn in such region. If a substantial portion of our assets is real estate, a downturn could have a material adverse effect on our ability to resell such real estate at a profit. In addition, such a downturn could result in an increase in the default rate of loans held by us, and would result in a material diminution of the value of the collateral securing those loans.

To the extent we acquire one or more real estate assets, we will be subject to significant and customary risks relating to the ownership of real estate.

We may acquire one or more real estate assets. To the extent we do this, we intend to subdivide the property, make certain improvements to the property, and then resell the subdivided parcels. We would offer to provide financing to customers for a significant portion of the purchase price. Our activities in this area will be subject to numerous risks and uncertainties, including the following:

•	the real estate market is highly competitive, and we may have difficulty locating and acquiring suitable assets;
•	the property may decline in value due to changing market and economic conditions and other factors;
•	the costs of developing and completing the asset may exceed those anticipated, possibly making the asset unprofitable;
•	there may be delays in bringing the property to market due to, among other things, changes in regulations, delays in obtaining necessary approvals, and changes in the availability of financing;
•	demand for the subdivided parcels may be lower, and the period necessary to sell off the asset may be longer, than anticipated;
•	real estate is subject to extensive and complex regulations, and costs of regulatory compliance may exceed those anticipated;
•	we may incur environmental liabilities in connection with our ownership of real estate; and
•	even if we are able to sell the subdivided parcels, customers may wish to pay cash or utilize third party financing rather than borrow money from us.

To the extent customers utilize our financing, we will bear the risk of delinquencies and defaults and other customary risks. Please see "As an originator or owner of loan portfolios, we will be subject to a number of risks beyond our control" below.

Risks Related to the
Consumer and Commercial Finance Industry

If we hold loan portfolios, changes in interest rates and our inability to effectively protect against changes in those rates may result in our being less profitable than anticipated or not profitable at all or in our being unable to meet our obligations under borrowing arrangements.

We expect to be in the business of owning loan portfolios. Holding loan portfolios will subject us to a number of risks relating to interest rates. The interest rates applicable to loans in some or all of our portfolios may be less than prevailing market rates from time to time, and the spread between the rates obligors on our loans pay to us and the prevailing interest rates at which we borrow money from our lenders may be lower than anticipated or negative. In such event, our results of operations and financial position may be materially adversely affected and we may be unable to meet our obligations under our borrowing arrangements. In addition, applicable state laws may limit the effective interest rates that we may charge, which would limit our ability to effectively manage our business and our interest rate risk. To the extent we take steps to seek to manage our interest rate risk, such as through the purchase of interest swaps or caps, we will be subject to credit risks with respect to the financial institutions that provide us with interest rate protection and the steps we take to manage our interest rate risk may not prove to be effective.

We will need to continually originate or acquire portfolios of loans and, if we are unable to do so, we will be unable to grow our business.

We expect to be in the business of owning loan portfolios. By their nature, these portfolios will decline in value over time, as outstanding balances are repaid or the loans go into default. As a result, in order to grow our business we will need to continually originate, purchase or otherwise acquire new loans. The customer and commercial finance industry is highly competitive, and no assurances can be given that we will be able to originate, purchase or otherwise acquire additional pools of loans on attractive terms or at all. The need to acquire additional portfolios will require us to incur additional expenses in continuing to originate portfolios. In addition, after the initial transaction, our stockholders will not have the right to approve any future acquisitions, except as and to the extent otherwise required under Delaware law.

We expect to incur significant indebtedness and be subject to customary risks relating to leverage.

We expect to incur significant indebtedness to finance an initial transaction. Moreover, we expect to seek (and may need to seek) external sources of liquidity to support our operations, finance the acquisition of additional businesses or assets and satisfy our debt and other obligations in the future. Our ability to service or to refinance our indebtedness or to obtain additional financing will depend on our future performance, which is subject to a number of factors, including our business, results of operations, leverage, financial condition and business prospects, the performance of our portfolio(s) of financial assets, prevailing interest rates, general economic conditions and perceptions about the industries in which we operate. No assurances can be given that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. To the extent we utilize debt financing, our credit agreements will likely include various representations and warranties, conditions to funding, eligibility requirements for collateral, affirmative, negative and financial covenants and events of default. We anticipate that our debt financing will require us to pledge certain collateral to our lenders. For example, a credit facility may have a borrowing base requirement pursuant to which our lender(s) will lend us up to a specified percentage of the outstanding principal balance of eligible loans. The eligibility requirements may limit our ability to borrow against certain assets, and assets that were initially eligible may cease to qualify if, for example, the obligor fails to make payments or otherwise defaults on its obligations to us. If this were to occur, we would be required to add additional eligible loans as collateral and/or repay a portion of our indebtedness in order to comply with the borrowing base requirements.

Our level of debt and debt service requirements will have several important effects on our future operations, including the following:

•
we will have significant cash requirements to service debt, thereby reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions;

•	our leveraged position may increase our vulnerability to competitive pressures;
•
the financial covenants and other restrictions contained in the agreements relating to our indebtedness will require us to meet certain financial tests and will restrict our ability to, among other things, borrow additional funds, dispose of assets or pay cash dividends on, or repurchase, preferred or common stock; and

•	funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

Many of our competitors will likely operate on a less leveraged basis and will have greater operating and financial flexibility than we will. There can be no assurance that our cash flow and capital resources will be sufficient for payment of our indebtedness in the future. If we are not able to satisfy our debt service obligations, we could default on our indebtedness, which would entitle the holders of such indebtedness to, among other things, accelerate the maturity thereof. Any default under the documents governing our indebtedness could have a material adverse effect on our business and the value of our securities.

As an originator or owner of loan portfolios, we will be subject to a number of risks beyond our control.

To the extent we are an originator or owner of consumer or commercial loan portfolios, we will be subject to a number of risks. The ability of obligors under loans in our portfolios to meet their obligations and our ability to recover the outstanding balances of loans following an event of default can be affected by circumstances outside of our control, including changes in general economic conditions, regulations governing consumer and commercial lending, levels of employment, consumer confidence, available financing and interest rates. If defaults under loans in our portfolios are higher than we expect, we may incur significant costs, including legal compliance costs, and delays in connection with servicing and collecting efforts, and we may incur legal and other restrictions and delays in foreclosing or otherwise realizing upon collateral for loans. In addition, our results of operations and financial position will be materially adversely affected if the value of assets serving as collateral for loans in our portfolios declines and we incur significant losses. Disputes with obligors may lead to litigation that will result in higher costs than we anticipate.

Some of our target borrowers may be more susceptible to financial difficulties than larger businesses.

Our expected target may involve commercial and/or consumer financing. To the extent that we engage in lending to small business, these borrowers:

•	may be more vulnerable than large businesses to economic downturns;
•	typically depend upon the management talents and efforts of one person or a small group of persons; and
•	often need substantial additional capital to expand or compete.

Small business loans may entail a greater risk of delinquencies and defaults than loans entered into with larger, more creditworthy customers. In addition, there is typically only limited publicly available financial and other information about small businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, we will rely upon the accuracy of information about these small businesses obtained from the small business owner and/or third party sources, such as credit reporting agencies. If we inaccurately assess the creditworthiness of obligors, we may experience a higher number of loan defaults and related decreases in our earnings.

Risks Related to Our Securities

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination or portfolio or real estate acquisition using our common stock as consideration.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 40,000,000 shares of common stock. We also issued an option to purchase 1,000,000 units to Deutsche Bank Securities Inc., the lead underwriter in our initial public offering, which, if exercised, will result in the issuance of an additional 2,000,000 warrants. Additionally, following our initial public offering, Messrs. Stratton and Weingarten each purchased an additional 2,437,614 warrants. To the extent we issue shares of common stock to effect a business combination or portfolio or real estate acquisition, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and the lead underwriter’s option could make us a less attractive acquisition vehicle in the eyes of a target as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of any shares issued to complete the business combination or portfolio or real estate acquisition. Accordingly, our warrants and the lead underwriter's option may make it more difficult to effectuate a business combination or portfolio or real estate acquisition, or increase the cost of the target. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and the lead underwriter's option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and the lead underwriter's option are exercised, you may experience further dilution to your holdings.

If our initial stockholders or Deutsche Bank Securities Inc. exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect an initial transaction.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. In addition, Deutsche Bank Securities Inc., the lead underwriter, is entitled to demand that we register the sale of its securities from time to time. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 5,000,000 shares of common stock eligible for trading in the public market. If Deutsche Bank Securities Inc. exercises its registration rights with respect to the shares of common stock issuable upon exercise of its purchase option and the warrants issuable under the purchase option, there will be an additional 3,000,000 shares of common stock, assuming exercise of the warrants held by Deutsche Bank Securities Inc., eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or portfolio or real estate acquisition or increase the cost of the target, as the stockholders of the target or owner of the target portfolio or asset may be discouraged from entering into a business combination or portfolio or real estate acquisition with us or will request a higher purchase price as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial transaction.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination or portfolio or real estate acquisition. In addition, we may have imposed upon us burdensome requirements, including:

o	registration as an investment company;
o	adoption of a specific form of corporate structure;
o	reporting, record keeping, voting, proxy, compliance and disclosure requirements; and
o	complying with other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" (within the meaning of the Investment Company Act of 1940) with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. In addition to the risk of being deemed an investment company subject to the Act prior to the consummation of an initial transaction, we may, depending on the nature of the financial assets that we own, have a risk of being deemed an investment company subject to the Act in the future because the loan portfolios we own may be considered "securities." The Act includes a number of exemptions which we believe may be applicable to us depending on the nature of the loan portfolios we own. Although we will seek to operate in a way that avoids being classified as an investment company, no assurances can be given that we will be successful. If we were deemed to be subject to the Act, compliance with these additional regulatory burdens would require significant additional expense that we have not allotted for.

Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

Following our initial transaction, our strategy will include expanding our assets and operations through additional combinations or acquisitions. Combinations and acquisitions involve inherent risks, such as:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities of, acquisition or other transaction candidates;

•	the potential of key management and employees of an acquired business;
•	the ability to achieve identified operating and financial synergies anticipated to result from a combination or acquisition;
•	problems that could arise from the integration of the acquired business or assets; and
•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the combination or acquisition.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from any combination or acquisition or could result in unexpected liabilities.

The inability of the sellers of businesses or assets that we may acquire to fulfill their indemnification obligations to us under our combination or acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

Depending on the structure of the transaction and other sale terms, we expect that our combination or acquisition agreements may include provisions pursuant to which the sellers agree to retain responsibilities for and indemnify us against certain damages resulting from certain third-party claims or other liabilities. The failure of any seller to satisfy its obligations with respect to claims and retained liabilities covered by the combination or acquisition agreements could have an adverse effect on our results of operations and financial position because claimants may successfully assert that we are liable for those claims or retained liabilities. In addition, we expect that certain obligations of the sellers to indemnify us will terminate upon the expiration of the applicable indemnification period and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations, warranties and covenants, could have an adverse effect on our results of operations and financial position.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our executive offices at 51 Locust Avenue, Suite 302, New Canaan, Connecticut 06840. Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, has agreed to provide this space to us until either the consummation of an initial transaction or the liquidation of the company for failure to complete an initial transaction, at a cost of approximately $2,300 a month pursuant to a letter agreement between Full Circle LLC and us dated November 10, 2005. We pay Full Circle LLC an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by Full Circle LLC.

Item 3. Legal Proceedings.

We had originally considered using the firm of Ferris, Baker Watts, Inc. as lead underwriter of our initial public offering. We never reached or entered into any agreement with Ferris, Baker Watts, and subsequently we decided, for market and other reasons, to use Deutsche Bank Securities Inc. as lead underwriter. On October 20, 2005, Ferris, Baker Watts filed a complaint against us entitled Ferris, Baker Watts, Inc. v. Cold Spring Capital Inc. in the Circuit Court for Baltimore City, Maryland. The complaint alleges breach of express contract, breach of implied-in-fact contract, detrimental reliance or promissory estoppel, and unjust enrichment arising out of our alleged refusal to pay Ferris, Baker Watts for alleged financial and investment banking services. The complaint seeks damages of $10.6 million, as well as attorneys’ fees, court costs, prejudgment interest and any other relief that may be deemed appropriate by the court. The complaint alleges that the claims run against the proceeds raised in our initial public offering, including those held in the trust account. We believe the claims in the complaint to be wholly without merit, and we intend to defend against those claims vigorously. On October 26, 2005, we filed an answer and counterclaim in the Circuit Court for Baltimore City, Maryland denying the claims and alleging tortious interference with economic relations. The case has been assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore City, Maryland. Discovery in this case is ongoing. No assurances can be given, however, that we will ultimately prevail in this matter or that an adverse judgment would not materially adversely affect our financial condition or results of operations. Messrs. Stratton and Weingarten have agreed, severally, one half each, to be personally liable to ensure that the proceeds in the trust account are not reduced by any claims in this matter and that the company’s working capital is not impacted by any such claims in excess of $300,000.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of our common stock and two redeemable common stock purchase warrants and trades on the American Stock Exchange under the symbol “CDS.U.” On December 12, 2005, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “CDS.WS” and “CDS,” respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing on the later of the completion of an initial transaction with a target or November 11, 2006. Our warrants will expire at 5:00 p.m., New York City time, on November 11, 2009, or earlier upon redemption.

The following table sets forth, for the fourth quarter of the fiscal year ended December 31, 2005, the high and low bid information of our units, common stock and warrants as reported on the American Stock Exchange. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Prior to November 16, 2005, there was no established public trading market for our securities.

Quarter ended	Units		Common Stock		Warrants

	High	Low	High	Low	High	Low
Fourth Quarter (from November 16, 2005) of fiscal year ended December 31, 2005	$6.00	$5.80	$5.50	$5.20	$0.39	$0.36

Holders of Common Equity

On March 23, 2006, there were approximately 1 holder of record of our units, 1 holder of record of our warrants and 9 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of an initial transaction. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial transaction. The payment of any dividends subsequent to an initial transaction will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On June 10, 2005, we issued 5,000,000 shares of our common stock (after giving effect to a 25,000-for-one stock split) to the parties set forth below for $25,000 in cash, at a purchase price of $0.005 per share, without registration under the Securities Act:

Stockholders	Number of Shares
Richard A. Stratton	2,500,000
Joseph S. Weingarten	2,500,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. Subsequently, each of Messrs. Stratton and Weingarten transferred 125,000 of his shares to each of our independent directors, Messrs. Binder, Chefitz and Rozowsky, as a result of which each of our independent directors owns 250,000 shares as of the date of this Annual Report on Form 10-K. Mr. Weingarten has also transferred 600,000 shares to a trust for the benefit of Mr. Weingarten’s children and Mr. Stratton has transferred 1,000,000 shares to trusts for the benefit of his children. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds from our Initial Public Offering

On November 16, 2005, we closed our initial public offering of 20,000,000 units with each unit consisting of one share of our common stock and two redeemable common stock purchase warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. All of the units registered were sold, at an offering price of $6.00 per unit, and generated gross proceeds of $120,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125873). The Securities and Exchange Commission declared the registration statement effective on November 11, 2005. Deutsche Bank Securities Inc. served as the lead underwriting in our initial public offering.

We paid a total of $6,600,000 in underwriting discounts and commissions and approximately $1,033,076 for other costs and expenses related to the offering. We also placed an additional $2,400,000 into the trust account representing a deferral of a portion of the underwriters’ discount, which the underwriters will be entitled to receive upon consummation of an initial transaction. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our initial public offering was $109,966,924, of which $107,426,000 (plus the additional $2,400,000 attributable to the deferred underwriters’ discount) was placed in a trust account and the remaining proceeds ($2,540,926) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $499,598 in interest through December 31, 2005.

Following the consummation of our initial public offering through December 31, 2005, we incurred an aggregate of $276,813 in additional expenses, which consists of approximately $20,103 for D&O and other insurance, $77,409 for legal and accounting fees unrelated to our initial public offering, $21,917 for travel expenditures, $21,277 for Delaware franchise taxes, $10,757 for printing, supplies and phone expenses, $11,250 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through December 31, 2005 for our office space and other general and administrative services, $89,000 for capital based taxes and $25,100 for other expenses. We also incurred $92,000 of income tax expenses. The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through December 31, 2005 were approximately $112,978,924, which consists of $2,528,516 of cash held outside the trust account and $110,450,408 held in the trust account.

Item 6. Selected Financial Data.

The following is a summary of selected financial data of the Company for the period from May 26, 2005 (inception) to December 31, 2005, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA

Income statement data	Period from May 26, 2005 (inception) to December 31, 2005

Interest income	$501,171
Income before provision for income taxes	$224,358
Provision for income taxes	($92,000)
Net income	$132,358
Weighted average number of common shares outstanding
Basic	10,000,000
Diluted	10,000,000
Net income per share
Basic	$0.01
Diluted	$0.01

Balance sheet data	December 31, 2005

Cash	$2,528,516
Investments held in trust	$110,450,408
Deferred tax asset	$99,000
Total Assets	$113,301,577
Total liabilities	$3,177,195
Common stock subject to possible conversion 3,998,000 shares at conversion value	$21,474,457
Total stockholders’ equity	$88,649,925
Total Liabilities and Stockholders’ equity	$113,301,577

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

We were formed on May 26, 2005, to serve as a vehicle to acquire one or more operating finance companies, financial asset portfolios or real properties through a merger, capital stock exchange, asset acquisition or other similar business combination. We consummated our initial public offering on November 16, 2005. We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended December 31, 2005, other than in connection with our initial public offering and, thereafter, certain minor legal and other expenses related to pursuing acquisitions of targets and defending litigation. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial transaction.

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;
•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets, if our operating revenues after an initial transaction were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Net income for the period from May 26, 2005 (inception) to December 31, 2005 was $132,358, which consisted of $501,171 in interest income partially offset by $92,000 in income taxes and $276,813 in expenses consisting of approximately $20,103 for D&O and other insurance, $77,409 for legal and accounting fees unrelated to our initial public offering, $21,917 for travel expenditures, $21,277 for Delaware franchise taxes, $10,757 for printing, supplies and phone expenses, $11,250 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through December 31, 2005 for our office space and other general and administrative services, $89,000 for capital based taxes and $25,100 for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

The net proceeds to us from the sale of our units, after deducting offering expenses of approximately $1,033,076 and underwriting discounts of approximately $9,000,000 (including $2,400,000 placed in the trust account representing a deferred underwriters’discount) was $109,966,924, of which $107,426,000 (plus the additional $2,400,000 attributable to the underwriters’discount) was placed in a trust account and the remaining proceeds ($2,540,926) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the trust account (excluding the amount held in a trust account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At December 31, 2005, we had cash outside of the trust account of $2,528,516, cash held in the trust account of $110,450,408, prepaid expenses of $223,653 and total liabilities of $3,177,195. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until May 16, 2007, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account totaling $2,082,231 as of March 10, 2006, we anticipate using these funds to cover legal and accounting fees (including certain costs of pending litigation), other expenses attendant to the due diligence investigations, structuring, and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of an initial transaction.

As of November 16, 2005, Messrs. Stratton and Weingarten had each advanced $50,000 for a total of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These loans were repaid without interest on the date we consummated our initial public offering.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  For a more complete discussion of the treatment of the underwriter’s purchase option and the warrants, see footnote 1 to the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $107,426,000 of the net offering proceeds has been placed into a trust account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. Additionally, $2,400,000 of the proceeds attributable to the underwriters' discount has also been deposited into the trust account. The proceeds held in trust will only be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 8. Financial Statements and Supplementary Data.

The Company’s Financial Statements together with the independent registered public accounting firm report thereon appears following Item 15 of this Report at pages 23 through 32.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Richard A. Stratton, our Chief Executive Officer, and Joseph S. Weingarten, our Treasurer, participated in this evaluation. Based upon that evaluation, Messrs. Stratton and Weingarten concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

(b)	Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Stratton and Weingarten participated, we have concluded that there were no changes during the fiscal quarter ended December 31, 2005 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Officers

Our current directors and officers are as follows:

Name and Date First Became Director and Officer	Age	Position	Date Director Term Expires

Richard A. Stratton (May 2005)	55	Chairman of the Board, Chief Executive Officer and Secretary	2008

Joseph S. Weingarten (May 2005)	40	President, Treasurer, Assistant Secretary and Director	2007

Evan E. Binder (July 2005)	51	Director	2008

Robert M. Chefitz (July 2005)	46	Director	2006

I. Trevor Rozowsky (July 2005)	44	Director	2007

Richard A. Stratton has been our Chairman of the Board, Chief Executive Officer and Secretary since our inception. Mr. Stratton is also Chairman of the Board of Directors and controlling stockholder of Developer Finance Corporation, or DFC, which generates a portfolio of financial assets by providing financing to consumers and developers for the purchase of rural, recreational and other real estate. Additionally, Mr. Stratton co-founded and is a controlling stockholder and Chief Executive Officer of Resort Finance Corporation, or RFC, which provides financing to developers of vacation ownership, or timeshare interests. Since the inception of DFC in December of 2001, and RFC in 2002, Mr. Stratton has been responsible for strategic planning, general oversight and raising capital for these entities. Between July 2003 and February 2006, Mr. Stratton served as chief executive officer of Resort Finance LLC, or RFL. RFC owns a 40% interest in RFL. RFL is in the business of acquiring, maintaining, administering and financing a portfolio of timeshare loans and loans to timeshare developers and certain related activities. Prior to co-founding DFC, Mr. Stratton was a co-founder, president, and from 1996 to October 1999, CEO of Litchfield Financial Corporation (NASDAQ: LTCH), a specialty finance company with land, timeshare, financial services and tax lien divisions. Litchfield Financial was acquired by Textron Financial in October 1999 and Mr. Stratton served as Senior Vice President of Textron Financial from October 1999 until September 2000. Prior to Litchfield, Mr. Stratton held senior finance and marketing positions at Patten Corporation (now known as Bluegreen Corporation), Summit Software Technology, Gillette Company, and American Appraisal Company. Mr. Stratton received his B.A. degree from The College of the Holy Cross.

Joseph S. Weingarten has been our President and Treasurer, and a Director since our inception and is currently also our Chief Financial Officer and Assistant Secretary. Mr. Weingarten is the President of Cold Spring Capital Management Corporation which is principally in the business of providing management support to Developer Finance Corporation and Resort Finance Corporation (see the description of Mr. Stratton above) and also evaluates other opportunities in consumer and commercial finance. Mr. Weingarten was a Director in the Asset Backed Securities group of Nomura Securities International Inc., from August 2001 through June 2004, where he was primarily responsible for originating warehouse and term securitization transactions with focus on first time issuers and emerging asset classes, and has experience in financing a wide variety of asset types. He was also responsible for international asset backed securities clients issuing term securities in the United States, completing transactions for clients in Australia, Brazil, Japan, and the United Kingdom. From January 2000 to August 2001, Mr. Weingarten was a Managing Director with ING Barings where he was responsible for originating, structuring, and executing securitized transactions in the term and asset-backed commercial paper markets. From March 1997 to December 1999, Mr. Weingarten was with Litchfield Financial Corporation (NASDAQ: LTCH), a specialty finance company with land, timeshare, financial services and tax lien divisions. During 1997 and 1998, he served first as Senior Vice President, and then as Executive Vice President from 1998 through December 1999. At Litchfield Financial, Mr. Weingarten was responsible for business development activities and was a member of senior management. Mr. Weingarten also served as a Vice President of ING’s Asset Backed Finance Group at ING from 1993 to 1997, and with the Consumer Finance and Mortgage Finance Groups of USWEST Financial Services from 1992 to 1993, and as a certified public accountant with Arthur Andersen & Company from 1987 through 1991. Mr. Weingarten is a graduate of New York University and holds a B.S. in Finance and Accounting.

Evan E. Binder has been a member of our board of directors since July 2005. Mr. Binder has been a member of Windmill Management LLC since January 2005. Windmill is the manager of SageCrest II LLC, an investment fund which seeks to achieve current income and capital appreciation through investment in high yield fixed income obligations, loans, securities and other instruments. Target sectors include consumer, asset-backed and corporate obligations, as well as specialty finance, real estate and other markets offering high yield opportunities. Mr. Binder has over 17 years of experience in structured finance, asset-backed lending, securitization, commercial paper conduit finance origination and administration and served most recently as Managing Director and Head of Asset Backed Securities at Nomura Securities and ING Securities from 1993 through 2003. Earlier in his career, he worked at Citicorp Securities, Aegis Holdings and CS First Boston. Mr. Binder received a BA and MBA from Temple University.

Robert M. Chefitz has been a member of our board of directors since July 2005. Mr. Chefitz has over 25 years of investment experience. Since 2002, Mr. Chefitz has been a general partner of NJTC Venture Fund, a venture capital fund. From 1990 until 2001, Mr. Chefitz was a general partner of Apax Partners (formerly Patricof & Co. Ventures, Inc.), a private equity fund. From 1987 to 1990, Mr. Chefitz was a managing director of Patricof & Co. Ventures, Inc., where he led and managed certain of the firm's investments and from 1981 to 1987 was a senior associate of Golder, Thoma, Cressey & Co, where he worked on numerous investments in a wide range of industries. Mr. Chefitz is a member of the commitment committee of The Financial Recovery Fund, a fund established to provide funding to small businesses that were located in the World Trade Center and surrounding buildings following the September 11 disaster, and a director of World Links, a philanthropic, non-governmental organization that brings computer and internet access to schools in developing countries. Mr. Chefitz is the president of The New York Venture Capital Forum. Mr. Chefitz received an M.B.A. from Columbia University and a B.A. from Northwestern University.

I. Trevor Rozowsky has been a member of our board of directors since July 2005. Mr. Rozowsky is a founder and Executive Vice President of Lydian Trust Company, a private financial services firm, established in 1999. Mr. Rozowsky also serves as Chief Executive Officer of Lydian Private Bank, a privately held $1.4 billion Federal Savings Bank subsidiary of Lydian Trust Company. From 1997 to 1999, Mr. Rozowsky was Managing Director of Affinity Capital Corporation, the predecessor to Lydian Trust Company. Mr. Rozowsky was a Senior Vice President of Ocwen Financial Services, (NASDAQ: OCN) from 1993 to 1997, and during his tenure was responsible for the following areas: acquisitions, credit, capital markets and loan origination. Mr. Rozowsky was Director of Consumer Finance for U S West Financial Services from 1991 to 1993 and was responsible for acquiring and managing the consumer portfolio and for establishing a branch based automobile loan originator that was later sold to Bank of America. Mr. Rozowsky was a Manager with Arthur Andersen & Company from 1984 through 1991. Mr. Rozowsky is a graduate of the University of Cape Town (South Africa) and has a Bachelor of Commerce degree as well as being a Chartered Accountant and Certified Public Accountant.

Audit Committee

Our board of directors has established an audit committee of the board of directors, which consists of Mr. Rozowsky, as chairman, and Messrs. Binder and Chefitz, each of whom is an independent director. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	serving as an independent and objective party to monitor our financial reporting process, audits of our financial statements and internal control system;
•	reviewing and appraising the audit efforts of our independent registered public accounting firm and internal finance department; and
•	providing an open avenue of communications among our independent registered public accounting firm, financial and senior management, our internal finance department, and the board of directors.

The audit committee is composed exclusively of "independent directors" who are "financially literate," meaning they are able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement as required by the rules and regulations of the Securities and Exchange Commission and the American Stock Exchange.

The board of directors has determined that Mr. Rozowsky satisfies the definitions of independent director and financial sophistication and also qualifies as an "audit committee financial expert," as defined under the rules and regulations of the Securities and Exchange Commission and the American Stock Exchange.

Nominating Committee

Our board of directors has established a nominating committee of the board of directors, which consists of Mr. Chefitz as chairman and Messrs. Binder and Rozowsky, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person's education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees, a copy of which may be found on the Investor Relations portion of our web-site at www.coldspringcapital.com. Our code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide a copy of our code of ethics, free of charge, to any person who submits a written request to Joseph S. Weingarten, President, Cold Spring Capital Inc., 51 Locust Avenue, Suite 302, New Canaan Connecticut 06840.

Promoters

Messrs. Stratton and Weingarten are deemed our “promoters” under federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

No executive officer or director has received any cash compensation for services rendered. Since November 2005, we have paid Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, a fee of $7,500 per month for providing us with certain limited administrative, technology and secretarial services, as well as the use of certain limited office space in New Canaan, Connecticut. We expect this arrangement to continue through our acquisition of a target. However, this arrangement is solely for our benefit and is not intended to provide Richard A. Stratton compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in Full Circle LLC.

Other than this $7,500 per month fee to Full Circle LLC, no compensation of any kind, including finder's and consulting fees, will be paid to any of our officers or directors, or any of their respective affiliates or family members, for services rendered prior to or in connection with an initial transaction. However, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential targets and performing due diligence on suitable initial transactions. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Other than the securities described in the section appearing elsewhere in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, none of our officers or directors has received any equity securities of the company.

Following an initial transaction and to the extent our current executive officers continue to be involved in management of our business, they will be entitled to receive such compensation as our board of directors may approve.

Compensation Committee Interlocks and Insider Participation

Our board of directors has established a compensation committee of the board of directors, which consists of Mr. Binder as chairman and Messrs. Chefitz and Rozowsky, each of whom is an independent director. The compensation committee is responsible for recommending to the board of directors compensation for the chief executive officer and the other executive officers. To the extent necessary or appropriate, the compensation committee is also responsible for producing an annual report on executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

The number and percentage of shares of common stock beneficially owned is determined in accordance with the rules of the Securities and Exchange Commission, or SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and also any shares of common stock underlying any options or warrants that are exercisable by that person within 60 days of March 13, 2006. However, these shares underlying options or warrants are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. Percentage of beneficial ownership is based on 25,000,000 shares of the company’s common stock outstanding as of March 13, 2006. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares	Approximate Percentage of Outstanding Common Stock

Richard A. Stratton(2)	4,562,614	16.6%
Joseph S. Weingarten(3)	4,562,614	16.6%
Evan E. Binder	250,000	1.0%
Robert M. Chefitz	250,000	1.0%
I. Trevor Rozowsky	250,000	1.0%
Millenco, L.P.(4)	4,999,800	20.0%
Millennium Management, L.L.C.(4)	4,999,800	20.0%
Israel A. Englander(4)	4,999,800	20.0%
Magnetar Financial LLC(5)	2,250,000	8.5%
Magnetar Capital Partners LLC(5)	2,250,000	8.5%
Supernova Management LLC(5)	2,250,000	8.5%
Alec N. Litowitz(5)	2,250,000	8.5%
Wellington Management Company, LLP(6)	1,974,200	7.9%
Amaranth LLC(7)	2,237,800	9.0%
Amaranth Advisors L.L.C.(7)	2,237,800	9.0%
Nicholas M. Maounis(7)	2,237,800	9.0%
Sapling, LLC(8)	1,452,600	5.8%
Fir Tree Recovery Master Fund, L.P.(8)	547,400	2.2%
Ospraie Management, LLC(9)	1,666,600	6.7%
Ospraie Holding I, L.P.(9)	1,666,600	6.7%
Ospraie Management, Inc.(9)	1,666,600	6.7%
Dwight Anderson(9)	1,666,600	6.7%
North Sound Capital LLC(10)	4,999,800	20.0%
All directors and officers as a group (5 individuals)(11)	9,875,228	36.2%
__________________

(1) The business address of Richard A. Stratton, Joseph S. Weingarten, Evan E. Binder, Robert M. Chefitz and I. Trevor Rozowsky is c/o Cold Spring Capital Inc., 51 Locust Avenue, Suite 302, New Canaan, Connecticut 06840.

(2) Includes (a) 2,437,614 shares of common stock issuable pursuant to outstanding warrants that may be exercised within 60 days of March 13, 2006 in the event that an initial transaction is consummated prior to such date and (b) 1,000,000 shares of common stock that are held in trusts for the benefit of Mr. Stratton's children.

(3) Includes (a) 2,437,614 shares of common stock issuable pursuant to outstanding warrants that may be exercised within 60 days of March 13, 2006 in the event that an initial transaction is consummated prior to such date and (b) 600,000 shares of common stock that are held in a trust for the benefit of Mr. Weingarten's children.

(4) The business address of Millenco, L.P., Millennium Management, L.L.C. and Israel A. Englander is 666 Fifth Avenue, New York, New York 10103. Millennium Management, L.L.C. is the general partner of Millenco. Israel A. Englander is the managing member of Millennium Management. Millenco, L.P., Millennium Management, L.L.C. and Israel A. Englander exercise shared voting and dispositive power over the amounts reported above. The amounts reported above include 3,333,200 shares of common stock issuable pursuant to outstanding warrants that may be exercised within 60 days of March 13, 2006 in the event that an initial transaction is consummated prior to such date. The foregoing information was derived from a Schedule 13G filed by the above persons with the SEC on February 13, 2006.

(5) The business address of Magnetar Financial LLC, Magnetar Capital Partners LLC, Supernova Management LLC and Alec N. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60210. Magnetar Financial LLC serves as investment adviser to Magnetar Capital Master Fund Ltd, a Cayman Islands exempted company. Magnetar Capital Partners LLC serves as the sole member and parent holding company of Magnetar Financial LLC. Supernova Management LLC is the controlling member of Magnetar Capital Partners LLC. Alec N. Litowitz is the manager of Supernova Management. Magnetar Financial LLC exercises sole voting and investment power over the shares held for the account of Magnetar Capital Master Fund. Magnetar Financial LLC, and Magnetar Capital Partners LLC, Supernova Management LLC and Alec N. Litowitz exercise shared voting and dispositive power over the amounts reported above. The amounts reported above include 1,500,000 shares of common stock issuable pursuant to outstanding warrants that may be exercised within 60 days of March 13, 2006 in the event that an initial transaction is consummated prior to such date. The foregoing information was derived from a Schedule 13G filed by the above persons with the SEC on February 14, 2006.

(6) The business address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The shares of common stock reported above are owned of record by clients of Wellington Management Company, LLP in its capacity as investment adviser. Wellington Management Company, LLP exercises shared voting power over 927,500 shares and shared investment power over the amounts reported above. The foregoing information was derived from a Schedule 13G filed by the above persons with the SEC on February 14, 2006.

(7) The business address of Amaranth LLC, Amaranth Advisors L.L.C. and Nicholas M. Maounis is One American Lane, Greenwich, Connecticut 06831. Amaranth Advisors L.L.C. is the trading advisor for Amaranth LLC and has been granted investment discretion over portfolio investments, including the common stock held by it. Nicholas M. Maounis is the managing member of Amaranth Advisors L.L.C. Amaranth LLC, Amaranth Advisors L.L.C. and Nicholas M. Maounis exercise shared voting and dispositive power over the amounts reported above. The foregoing information was derived from a Schedule 13G filed by the above persons with the SEC on February 3, 2006.

(8) The business address of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Fir Tree Value Master Fund, LP is the sole member of Sapling, LLC and Fir Tree, Inc. Fir Tree, Inc. is the investment manager of both Sapling and Fir Tree Recovery. Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are the beneficial owners of 2,000,000 shares of common stock. Sapling, LLC may direct the vote and disposition of 1,452,600 shares and Fir Tree Recovery Master Fund, L.P. may direct the vote and disposition of 547,400 shares. The foregoing information was derived from a Schedule 13G filed by the above persons with the SEC on November 30, 2005.

(9) The business address of Ospraie Management, LLC, Ospraie Holding I, L.P., Ospraie Management, Inc. and Dwight Anderson is 780 Third Avenue, 42nd Floor, New York, New York 10017. The Ospraie Portfolio Ltd., a Cayman Islands exempted company, directly owns the shares of common stock reported above. Ospraie Management, LLC is the investment manager of The Ospraie Portfolio Ltd. Ospraie Holding I, L.P. is the managing member of Ospraie Management, LLC. Ospraie Management, Inc. is the general partner of Ospraie Holding I, L.P. Dwight Anderson is the president and sole shareholder of Ospraie Management, Inc. Ospraie Management, LLC, Ospraie Holding I, L.P., Ospraie Management, Inc. and Dwight Anderson exercise shared voting and dispositive power over the amounts reported above. The foregoing information was derived from a Schedule 13G filed by the above persons with the SEC on November 18, 2005.

(10) The business address of North Sound Capital LLC is 20 Horseneck Avenue, Greenwich, Connecticut 06830. North Sound Capital LLC is the managing member of North Sound Legacy Institutional Fund LLC and the investment advisor of North Sound Legacy International Ltd., who are the holders of such shares. Thomas McAuley is the managing member of North Sound Capital LLC. The amounts reported above include 3,333,200 shares of common stock issuable pursuant to outstanding warrants that may be exercised within 60 days of March 13, 2006 in the event that an initial transaction is consummated prior to such date. The foregoing information was derived from a Schedule 13G filed by the above persons with the SEC on November 17, 2005.

(11) Includes (a) an aggregate of 4,875,228 shares of common stock issuable pursuant to outstanding warrants that may be exercised within 60 days of March 13, 2006 in the event that an initial transaction is consummated prior to such date and (b) an aggregate of 1,600,000 shares of common stock that are held in trusts for the benefit of the children of Messrs. Weingarten and Stratton.

The company does not have any compensation plans under which equity securities of the registrant are authorized for issuance.

Item 13. Certain Relationships and Related Transactions.

Commencing in November of 2005, we have paid Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, a fee of $7,500 per month for providing us with certain limited administrative, technology and secretarial services, as well as the use of certain limited office space in New Canaan, Connecticut. We expect this arrangement to continue through our acquisition of a target. However, this arrangement is solely for our benefit and is not intended to provide Richard A. Stratton compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in Full Circle LLC.

Richard A. Stratton, our chief executive officer, secretary and chairman of the board, and Joseph S. Weingarten, our president, treasurer and director, each advanced $50,000 to us, on a non-interest bearing basis, on June 10, 2005 to cover certain of our expenses related to our initial public offering. Full Circle LLC, an affiliate of Richard Stratton, advanced to us $114,143.60, on a non-interest bearing basis on November 6, 2005 to cover our operating expenses. We repaid these advances out of the proceeds of our initial public offering held outside of the trust account.

Item 14. Principal Accounting Fees and Services.

The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant.  Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services.  Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK  manages  and  supervises  the  audit and audit  staff,  and is  exclusively responsible  for the opinion  rendered in connection with its  examination.  The following is a summary of fees paid to GGK, TBS and RSM for services rendered

Audit Fees. The aggregate fees billed or expected to be billed for professional services rendered by GGK for the fiscal year ended December 31, 2005 for (a) the annual audit of our financial statements for such fiscal year and (b) the audit of our financial statements dated June 30, 2005, September 30, 2005 and November 16, 2005 and filed with our registration statement on Form S-1 and (c) reviews of SEC filings amounted to $55,000.

Audit-Related Fees. We were not billed for audit-related services that are not reported as Audit Fees for the fiscal year ended December 31, 2005.

Tax Fees. We were not billed for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005.

All Other Fees. We were not billed for products and services provided by GGK, other than those discussed above, for the fiscal year ended December 31, 2005.

Pre-Approval Policy. The audit committee has established policies and procedures for the review and pre-approval by the audit committee of all auditing services and permissible non-audit services (including the fees and terms thereof) to be performed by Goldstein Golub Kessler LLP, our independent auditor. The audit committee may delegate authority to one or more of its members, who shall report pre-approval decisions to the audit committee, but the committee may not delegate any of its responsibilities to pre-approve services by Goldstein Golub Kessler LLP to the management. The annual audit services engagement terms and fees are subject to the specific pre-approval of the audit committee. The audit committee may from time to time separately pre-approve assurance and related services that are reasonably related to the performance of the audit or review of the company’s financial statements and traditionally performed by the independent auditor. All tax services to be provided to the company by Goldstein Golub Kessler LLP must be separately pre-approved by the audit committee.

The committee may separately pre-approve those permissible non-audit services that it believes are routine and recurring services and would not impair the independence of the auditor. The following non-audit services are prohibited and may not be provided by Goldstein Golub Kessler LLP to the company: management functions; human resources; broker-dealer, investment adviser or investment banking services; legal services; and expert services unrelated to the audit.

Pre-approval fee levels for all services to be provided by Goldstein Golub Kessler LLP, will be set from time to time by the audit committee. With respect to each proposed pre-approved service, Goldstein Golub Kessler LLP must provide detailed back-up documentation to the audit committee. Requests or applications to provide services that require separate approval by the audit committee must be submitted to the committee by both Goldstein Golub Kessler LLP and Joseph S. Weingarten, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

PART IV

Item 15. Exhibits and Financial Statements and Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements:

Index to Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005

Statement of Income -- Period from May 26, 2005 (inception) to December 31, 2005

Statement of Stockholders’ Equity -- Period from May 26, 2005 (inception) to December 31, 2005

Statement of Cash Flows -- Period from May 26, 2005 (inception) to December 31, 2005

Notes to Financial Statements

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

See attached Exhibit Index of this Annual Report on Form 10-K.

(b)	Exhibits:

The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the “Commission”), 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

(c)	Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Cold Spring Capital Inc.
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cold Spring Capital Inc.

We have audited the accompanying balance sheet of Cold Spring Capital Inc. (a development stage company) as of December 31, 2005, and the related statements of income, stockholders’ equity and cash flows for the period from May 26, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of Cold Spring Capital Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cold Spring Capital Inc. as of December 31, 2005, and the results of its operations and its cash flows for the period from May 26, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Cold Spring Capital Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, Cold Spring Capital Inc. may face mandatory liquidation by November 16, 2006 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 27, 2006

Cold Spring Capital Inc.
(A Development Stage Company)
Balance Sheet
As of December 31, 2005
Current Assets:
Cash	$2,528,516

Investments held in Trust Fund (Note 1)	110,450,408

Prepaid Expenses	223,653

Total current assets	113,202,577

Deferred Tax Asset	99,000

Total Assets	$113,301,577

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$351,100

Income and Capital Taxes Payable	301,277

Deferred Underwriting Fees	2,400,000

Deferred Interest	124,818

Total Liabilities	3,177,195

Common stock, subject to possible conversion 3,998,000 shares at conversion value	21,474,457

Commitment (Note 4)

Stockholders' Equity (Notes 1 and 2):

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-

Common stock, $0.001 par value, 85,000,000 shares authorized, 25,000,000 issued and outstanding (including 3,998,000 subject to possible conversion)	25,000

Additional paid-in capital	88,492,567
Earnings accumulated during the development stage	132,358

Total stockholders' equity	88,649,925

Total Liabilities and Stockholders' Equity	$113,301,577

The accompanying notes should be read in conjunction with the financial statements.

Cold Spring Capital Inc. (A Development Stage Company) Statement of Income Period from May 26, 2005 (inception)to December 31, 2005
Interest Income	$501,171
General & Administrative Expense	276,813
Net Income before Provision for Income Taxes	224,358
Provision for Income Taxes	(92,000)
Net Income	$132,358
Weighted Average Number of Shares Outstanding - Basic and Diluted	10,000,000
Earnings Per Share - Basic and Diluted	$0.01

The accompanying notes should be read in conjunction with the financial statements.

Cold Spring Capital Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
Period from May 26, 2005 (inception) to December 31, 2005

			Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total Stockholder Equity
	Common Stock
	Shares	Amount
Stock issued June 10, 2005 for $0.005 per share	5,000,000	$5,000	$20,000		$25,000

Sale of 20,000,000 units, net of underwriters discount and offering expenses (including 3,998,000 shares subject to possible conversion)	20,000,000	20,000	109,946,924		109,966,924
Proceeds subject to possible conversion of 3,998,000 shares			(21,474,457)		(21,474,457)
Proceeds from issuance of option			100		100
Net Income for period				$132,358	132,358
Balance as of December 31, 2005	25,000,000	$25,000	$88,492,567	$132,358	$88,649,925

The accompanying notes should be read in conjunction with the financial statements.

Cold Spring Capital Inc.
(A Development Stage Company)
Statement of Cash Flows
Period from May 26, 2005 (inception) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$132,358
Deferred income tax benefit	(99,000)
Adjustments to reconcile net income to net cash used in operating activities:
Increase in value of investments held in trust	(624,408)
Increase in accounts payable and accrued expenses	92,706
Increase in prepaid expenses	(223,653)
Increase in income and capital taxes payable	301,277
Increase in deferred interest	124,818
Net cash used in operating activities	(295,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash placed in Trust Fund	(109,826,000)
Net cash used in investing activities	(109,826,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross Proceeds from public offering	120,000,000
Proceeds from sale of stock	25,000
Proceeds from issuance of option	100
Payment of costs of public offering	(7,374,682)
Net cash provided by financing activities	112,650,418

Net increase in cash	2,528,516
Cash at beginning of period	-
Cash at end of period	$2,528,516

Supplemental Schedule of non-cash financing activities:
Accrual of costs of public offering	$258,394
Accrual of deferred underwriting fees:	$2,400,000

The accompanying notes should be read in conjunction with the financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cold Spring Capital Inc. (the ‘‘Company’’), formerly Cold Spring Capital Incorporated, was incorporated in Delaware on May 26, 2005 as a blank check company whose objective is to acquire an operating business, portfolio of financial assets (including commercial, consumer, and/or mortgage loans), or real estate assets that are expected to generate a portfolio of financial assets (each a ‘‘Business Combination’’).

The registration statement for the Offering was declared effective on November 10, 2005.  The Company consummated the offering on November 16, 2005, and received net proceeds of approximately $109,967,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination (excluding the amount held in the trust account representing a portion of the fees of the underwriters). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $109,826,000 of the net proceeds (including $2,400,000 of underwriters fees which have been deferred by the underwriters as described in Note 2), was placed in a trust account (‘‘Trust Account’’) and invested in government securities until the earlier of (i) the consummation of a Business Combination and (ii) liquidation of the Company. The securities in the Trust Account have been accounted for as trading securities and have been recorded at their market value of $110,450,408 at December 31, 2005. The increase in market value, exclusive of the deferred interest described below, has been included in interest income in the accompanying statement of income. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account (excluding the amount held in the Trust Account representing a portion of the fees of the underwriters), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (excluding the amount held in the trust account representing a portion of the fees of the underwriters) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest earned on the Trust Account has been classified as deferred interest in the accompanying December 31, 2005 balance sheet.

On October 17, 2005, the Company amended its Certificate of Incorporation to provide for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering (November 16, 2006), or 18 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). The amendment to the Company’s Certificate of Incorporation also increased the number of common shares authorized to 85,000,000, and authorized 5,000,000 shares of preferred stock.

Immediately following the amendment of the Company’s Certificate of Incorporation, the Company effected a 25,000-for-1 split of the outstanding common stock, in the form of a stock dividend.  The financial statements have been retroactively adjusted for the aforementioned amendment and stock dividend.

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Diluted net income per share reflects the additional dilution for all potentially dilutive securities such as stock, warrants and options. The effect of the 40,000,000 outstanding warrants, issued in connection with the initial public offering described in Note 2, has not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 1,000,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2—INITIAL PUBLIC OFFERING

On November 16, 2005, the Company sold 20,000,000 units (‘‘Units’’) in the Offering. In addition, the Company granted the underwriters (the ‘‘Underwriters’’) of the Offering an option (the ‘‘Over-Allotment Option’’), exercisable not later than 30 days after the sale of the Units, to purchase up to 3,000,000 additional Units to cover over-allotments. The Over-Allotment Option expired on December 16, 2005 without being exercised.  Each Unit consists of one share of the Company’s common stock, $0.001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or on November 11, 2006 and expiring on November 11, 2009. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.

The Underwriters of the Offering were paid fees equal to 7.5% of the gross proceeds; the Underwriters have agreed to defer $2,400,000 (the “Deferred Fees”) of their underwriting fees until the consummation of an initial transaction.  Upon the consummation of an initial transaction, the Company will pay such Deferred Fees, equal to 2.0% of the gross proceeds of the Offering, or approximately $0.12 per unit, out of the gross proceeds of the Offering held in the Trust Account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. The Underwriters will not be entitled to any interest accrued on the Deferred Fees. The Underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination. The Company issued to the lead underwriter for $100, as additional compensation, an option (the ‘‘UPO’’) to purchase up to a total of 1,000,000 Units. The Units issuable upon exercise of the UPO will be identical to those offered in the Offering, except that the warrants included in the UPO will have an exercise price of $6.25 per share (125% of the price of the warrants to be sold in the Offering). The UPO will be exercisable by the lead underwriter at $7.50 per unit (125% of the price of the units to be sold in the Offering) upon the later of the consummation of the Business Combination or November 16, 2006.  The UPO will expire November 16, 2010.  The sale of the UPO has been accounted for as an equity transaction. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was be approximately $1.6 million using an expected life of five years, volatility of 31.6% and a risk-free interest rate of 4.19%. The Company has no trading history, and as a result it is not possible to value the UPO based on historical trades. In order to estimate the value of the UPO, the Company considered a basket of U.S. finance companies. The median volatility of the representative companies was calculated to be 30.7%, and the average volatility was calculated to be 31.6%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the UPO. The actual volatility of the UPO will depend on many factors which cannot be precisely valued.

Under an agreement with the lead underwriters and in accordance with guidelines specified by Rule 10b5-1 under the Securities Act of 1934, Richard A. Stratton and Joseph S. Weingarten, the Company’s founding stockholders, purchased 4,875,228 Warrants for an aggregate purchase price of $2,100,000, or approximately $0.43 per Warrant in the open market.  A broker-dealer who did not participate in the Offering made the purchases of the Warrants on behalf of Messrs. Stratton and Weingarten, pursuant to an irrevocable order.

NOTE 3 - INCOME TAXES

The provision for income taxes for the period ended December 31, 2005 consists of the following:

Current:

Federal	$167,000
State	24,000
Total current	191,000
Deferred federal	(99,000)
$92,000

The total provision for income taxes for the period ended December 31, 2005 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

Statutory federal income tax rate	34. %
Effect of state income taxes	7%
Effective income tax rate	41%

The tax effect of temporary differences that give rise to the net deferred tax asset at December 31, 2005 is as follows:

Interest income deferred for reporting purposes	$42,000
Expenses deferred for income tax purposes	57,000
Net deferred tax asset	$99,000

NOTE 4—COMMITMENT

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.  The Company’s statement of income includes $11,250 relating to this agreement.

Pursuant to letter agreements with the Company, the Company’s founding stockholders have waived their right to receive distributions with respect to the founding shares upon the Company’s liquidation.

The founding stockholders will be entitled to registration rights with respect to their initial 5,000,000 shares of common stock pursuant to an agreement signed in connection with the Offering.  The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after the date on which these shares of common stock are released from escrow.  In addition, the founding stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow.

NOTE 5 —CONTINGENCIES

The Company had originally considered using the firm of Ferris, Baker Watts, Inc. as lead underwriter of the Offering. The Company never reached or entered into any agreement with Ferris, Baker Watts, and the Company subsequently decided, for market and other reasons, to use Deutsche Bank Securities Inc. as lead underwriter. On October 20, 2005, Ferris, Baker Watts filed a complaint against the Company entitled Ferris, Baker Watts, Inc. v. Cold Spring Capital Inc. in the Circuit Court for Baltimore City, Maryland. The complaint alleges breach of express contract, breach of implied-in-fact contract, detrimental reliance or promissory estoppel, and unjust enrichment arising out of the Company’s alleged refusal to pay Ferris, Baker Watts for alleged financial and investment banking services. The complaint seeks damages of $10.6 million, as well as attorneys’ fees, court costs, prejudgment interest and any other relief that may be deemed appropriate by the court. The complaint alleges that the claims run against the proceeds raised in the Offering, including those held in the trust account. The Company believes the claims in the complaint to be wholly without merit, and intends to defend against those claims vigorously. On October 26, 2005, the Company filed an answer and counterclaim in the Circuit Court for Baltimore City, Maryland denying the claims and alleging tortious interference with economic relations. The case has been assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore City, Maryland. Discovery in this case is ongoing. No assurances can be given, however, that the Company will ultimately prevail in this matter or that an adverse judgment would not materially adversely affect the Company’s financial condition or results of operations. It is possible that the outcome of litigation may result in a material liability. However, the potential range of loss resulting from an adverse outcome of litigation cannot currently be estimated. Messrs. Stratton and Weingarten have agreed, severally, one half each, to be personally liable to ensure that the proceeds in the Trust Account are not reduced by any claims in this matter and that the Company’s working capital is not impacted by any such claims in excess of $300,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLD SPRING CAPITAL INC.

Date: March 31, 2006	By:	/s/ Richard A. Stratton
Name: Richard A. Stratton
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard A. Stratton	Chairman of the Board and Chief Executive Officer and Secretary	March 31, 2006
Richard A. Stratton
/s/ Joseph S. Weingarten	President, Treasurer and Assistant Secretary (Principal financial and accounting officer) and Director	March 31, 2006
Joseph S. Weingarten
/s/ Evan E. Binder	Director	March 31, 2006
Evan E. Binder
/s/ Robert M. Chefitz	Director	March 31, 2006
Robert M. Chefitz
/s/ I. Trevor Rozowsky	Director	March 31, 2006
I. Trevor Rozowsky

EXHIBIT INDEX

Exhibit No.	Description

1.1*	Form of Underwriting Agreement.
3.1*	Amended and Restated Certificate of Incorporation.
3.2*	Amended and Restated Bylaws.
4.1*	Specimen Unit Certificate.
4.2*	Specimen Common Stock Certificate.
4.3*	Specimen Warrant Certificate.
4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
4.5*	Form of Unit Purchase Option.
5.1*	Opinion of Choate, Hall & Stewart LLP.
10.1*	Letter Agreement between the Registrant and Richard A. Stratton.
10.2*	Letter Agreement between the Registrant and Joseph S. Weingarten.
10.3*	Letter Agreement between the Registrant and Evan E. Binder.
10.4*	Letter Agreement between the Registrant and Robert M. Chefitz.
10.5*	Letter Agreement between the Registrant and I. Trevor Rozowsky.
10.6*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.7*	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.
10.8*	Form of Letter Agreement between Full Circle LLC and the Registrant regarding administrative support.
10.9*	Advance Agreement between the Registrant and Richard A. Stratton, dated June 10, 2005.
10.10*	Advance Agreement between the Registrant and Joseph S. Weingarten, dated June 10, 2005.
10.11*	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.
10.12*	Form of Registration Rights Agreement between the Registrant and Deutsche Bank Securities Inc.
10.13*	Form of Warrant Purchase Agreement among each of Richard A. Stratton and Joseph S. Weingarten and Deutsche Bank Securities Inc.
10.14*	Non-Compete Agreement between Richard A. Stratton and Resort Finance LLC, dated as of July 24, 2003.
10.15*	Form of Letter Agreement between the Registrant and the Weingarten Children's Trust.
10.16*	Form of Letter Agreement between Deutsche Bank Securities Inc. and Richard A. Stratton.
10.17*	Form of Letter Agreement between Deutsche Bank Securities Inc. and Joseph S. Weingarten.
10.18*	Form of Letter Agreement between Deutsche Bank Securities Inc. and Evan E. Binder.
10.19*	Form of Letter Agreement between Deutsche Bank Securities Inc. and Robert M. Chefitz.
10.20*	Form of Letter Agreement between Deutsche Bank Securities Inc. and Trevor Rozowsky.
10.21*	Form of Letter Agreement between the Registrant and the Benjamin R. Stratton Trust.
10.22*	Form of Letter Agreement between the Registrant and the Maxwell A. Stratton Trust.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Richard A. Stratton.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Joseph S. Weingarten.
32.1	Section 1350 Certification of Richard A. Stratton.
32.2	Section 1350 Certification of Joseph S. Weingarten.
_________________

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125873).