Form 10-Q
period 2006-03-31
Cold Spring Capital Inc.
filed 2006-05-15
CIK 1330446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-32659

COLD SPRING CAPITAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-3192592
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

51 Locust Avenue, Suite 302, New Canaan, Connecticut	06840
(Address of Principal Executive Offices)	(Zip Code)

(203) 972-0888
(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

There were 25,000,000 shares of the Company’s common stock, par value $0.001, outstanding on May 5, 2006.

COLD SPRING CAPITAL INC.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history, our dependence on key personnel, some of whom may join us following an initial transaction, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete an initial transaction, the ownership of our securities being concentrated, and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Quarterly Report on Form 10-Q speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Cold Spring Capital Inc.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED BALANCE SHEET

ASSETS	March 31, 2006 (Unaudited)	December 31, 2005
Current Assets:
Cash	$1,777,441	$2,528,516
Investments held in Trust Fund (Note 1)	111,536,136	110,450,408
Prepaid Expenses	203,480	223,653
Total current assets	113,517,057	113,202,577
Deferred Tax Asset	357,064	99,000
Total Assets	$113,874,121	$113,301,577
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$203,883	$351,100
Income and Capital Taxes Payable	490,297	301,277
Deferred Underwriting Fees	2,400,000	2,400,000
Deferred Interest	341,856	124,818
Total Liabilities	3,436,036	3,177,195
Common stock, subject to possible conversion 3,998,000 shares at conversion value	21,474,457	21,474,457
Commitment and Contingencies (Notes 1, 3 and 4)
Stockholders’ Equity (Notes 1 and 2)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	__	__
Common stock, $0.001 par value, 85,000,000 shares authorized, 25,000,000 issued and outstanding (including 3,998,000 subject to possible conversion)	25,000	25,000
Additional paid-in capital	88,492,567	88,492,567
Earnings accumulated during the development stage	446,061	132,358
Total stockholders’ equity	88,963,628	88,649,925
Total Liabilities and Stockholders’ Equity	$113,874,121	$113,301,577

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three months ended March 31, 2006	Cumulative amount from inception (May 26, 2005) to March 31, 2006
Interest Income	$879,633	$1,380,804
General & Administrative Expense	344,493	621,306
Net Income before Provision for Income Taxes	535,140	759,498
Provision for Income Taxes	(221,437)	(313,437)
Net Income	$313,703	$446,061
Weighted Average Number of Shares Outstanding - Basic and Diluted	25,000,000	14,126,214
Earnings Per Share - Basic and Diluted	$0.01	$0.03

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
Cumulative Amounts from Inception (May 26, 2005) to March 31, 2006

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Stock issued June 10, 2005 for $0.005 per share	5,000,000	$5,000	$20,000	$—	$25,000
Sale of 20,000,000 units, net of underwriters discount and offering expenses (including 3,998,000 shares subject to possible conversion)	20,000,000	20,000	109,946,924		109,966,924
Proceeds subject to possible conversion of 3,998,000 shares			(21,474,457)		(21,474,457)
Proceeds from issuance of option			100		100
Net Income for period				132,358	132,358
Balance as of December 31, 2005	25,000,000	25,000	88,492,567	132,358	88,649,925
Unaudited:
Net Income for period				313,703	313,703
Balance as of March 31, 2006	25,000,000	$25,000	$88,492,567	$446,061	$88,963,628

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2006	Cumulative amount from inception (May 26, 2005) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$313,703	$446,061
Adjustments to reconcile net income to net cash used in operating activities:
Increase in value of investments held in trust	(1,085,728)	(1,710,136)
Increase in deferred income tax benefit	(258,064)	(357,064)
Changes in operating assets and liabilities:
Increase in accrued expenses	111,177	203,883
Increase in income and capital taxes payable	189,020	490,297
Decrease (increase) in prepaid expense	20,173	(203,480)
Increase in deferred interest	217,038	341,856
Net cash used in operating activities	(492,681)	(788,583)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments held in trust fund	__	(109,826,000)
Net cash used in investing activities	__	(109,826,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	__	120,000,000
Proceeds from sale of stock	__	25,000
Proceeds from issuance of option	__	100
Payment of costs of public offering	(258,394)	(7,633,076)
Net cash provided by financing activities	(258,394)	112,392,024
Net (decrease) increase in cash	(751,075)	1,777,441
Cash at beginning of period	2,528,516	__
Cash at end of period	$1,777,441	$1,777,441
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accrual of deferred underwriting fees	$-	$2,400,000

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2006

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cold Spring Capital Inc. (the ‘‘Company’’), formerly Cold Spring Capital Incorporated, was incorporated in Delaware on May 26, 2005 as a blank check company whose objective is to acquire an operating business, portfolio of financial assets (including commercial, consumer, and/or mortgage loans), or real estate assets that are expected to generate a portfolio of financial assets (each a ‘‘Business Combination’’).  The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included.  See the Company's Annual Report on Form 10-K for the period ended December 31, 2005 for additional disclosures relating to the Company's condensed financial statements. The December 31, 2005 balance sheet has been derived from the audited financial statements. The December 31, 2005 balance sheet has been derived from the audited finacial statements.

The registration statement for the Offering was declared effective on November 10, 2005.  The Company consummated the Offering on November 16, 2005, and received net proceeds of approximately $109,967,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination (excluding the amount held in the trust account representing a portion of the fees of the underwriters). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $109,826,000 of the net proceeds (including $2,400,000 of underwriters fees which have been deferred by the underwriters as described in Note 2), was placed in a trust account (‘‘Trust Account’’) and invested in government securities until the earlier of (i) the consummation of a Business Combination and (ii) liquidation of the Company. The securities in the Trust Account have been accounted for as trading securities and have been recorded at their market value of $111,536,136 at March 31, 2006. The increase in market value, exclusive of the deferred interest described below, has been included in interest income in the accompanying statement of income. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account (excluding the amount held in the Trust Account representing a portion of the fees of the underwriters), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (excluding the amount held in the trust account representing a portion of the fees of the underwriters) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest earned on the Trust Account has been classified as deferred interest in the accompanying March 31, 2006 balance sheet.

On October 17, 2005, the Company amended its Certificate of Incorporation to provide for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering (November 16, 2006), or 18 months from the consummation of the Offering if certain extension criteria have been satisfied.  There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). The amendment to the Company’s Certificate of Incorporation also increased the number of common shares authorized to 85,000,000, and authorized 5,000,000 shares of preferred stock.

Immediately following the amendment of the Company’s Certificate of Incorporation, the Company effected a 25,000-for-1 split of the outstanding common stock, in the form of a stock dividend.  The financial statements were retroactively adjusted for the aforementioned amendment and stock dividend.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the additional dilution for all potentially dilutive securities such as stock, warrants and options. The effect of the 40,000,000 outstanding warrants, issued in connection with the initial public offering described in Note 2, has not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 1,000,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation, since the market price of the stock was less than the exercise price during the period.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The adoption of SFAS 123(R) did not have a significant impact on the Company's financial condition or results of operations.

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

The Underwriters of the Offering were paid fees equal to 7.5% of the gross proceeds; the Underwriters have agreed to defer $2,400,000 (the “Deferred Fees”) of their underwriting fees until the consummation of an initial transaction.  Upon the consummation of an initial transaction, the Company will pay such Deferred Fees, equal to 2.0% of the gross proceeds of the Offering, or approximately $0.12 per unit, out of the gross proceeds of the Offering held in the Trust Account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. The Underwriters will not be entitled to any interest accrued on the Deferred Fees. The Underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination. The Company issued to the lead underwriter for $100, as additional compensation, an option (the ‘‘UPO’’) to purchase up to a total of 1,000,000 Units. The Units issuable upon exercise of the UPO will be identical to those offered in the Offering, except that the warrants included in the UPO will have an exercise price of $6.25 per share (125% of the price of the warrants to be sold in the Offering). The UPO will be exercisable by the lead underwriter at $7.50 per unit (125% of the price of the units to be sold in the Offering) upon the later of the consummation of the Business Combination or November 16, 2006.  The UPO will expire November 16, 2010.  The sale of the UPO has been accounted for as an equity transaction. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.6 million using an expected life of five years, volatility of 31.6% and a risk-free interest rate of 4.19%. The Company has no trading history, and as a result it is not possible to value the UPO based on historical trades. In order to estimate the value of the UPO, the Company considered a basket of U.S. finance companies. The median volatility of the representative companies was calculated to be 30.7%, and the average volatility was calculated to be 31.6%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the UPO. The actual volatility of the UPO will depend on many factors which cannot be precisely determined.

Under an agreement with the lead underwriters and in accordance with guidelines specified by Rule 10b5-1 under the Securities Act of 1934, Richard A. Stratton and Joseph S. Weingarten, the Company’s founding stockholders, purchased 4,875,228 Warrants for an aggregate purchase price of $2,100,000, or approximately $0.43 per Warrant, in the open market.  A broker-dealer who did not participate in the Offering made the purchases of the Warrants on behalf of Messrs. Stratton and Weingarten, pursuant to an irrevocable order.

NOTE 3—COMMITMENT

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.  The Company’s statement of income includes $22,500 and $33,750, respectively, for the three months ended March 31, 2006 and for the cumulative amount for the period from inception (May 26, 2005) to March 31, 2006, relating to this agreement.

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

NOTE 4—CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the period from inception (May 26, 2005) to December 31, 2005 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.

We were formed on May 26, 2005 to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses, portfolios of financial assets or real estate assets that we expect will generate financial assets. Our first business combination, portfolio acquisition or real estate acquisition, or series of such transactions which close simultaneously (the “initial transaction”), must have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such transaction(s). We consummated our initial public offering on November 16, 2005. We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended March 31, 2006, other than in connection with our initial public offering and, thereafter, certain minor legal and other expenses related to pursuing acquisitions of targets and defending litigation. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial transaction.

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our current stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock or preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of one or more of our present officers and directors; and

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

Net income for the three months ended March 31, 2006 was $313,703 which consisted of $879,633 in interest income partially offset by $221,437 in income taxes and $344,493 in expenses consisting of $42,811 for D&O and other insurance, $206,844 for legal and accounting fees unrelated to our initial public offering, $33,071 for travel expenditures, $23,795 for Delaware franchise taxes, $544 for printing, supplies and phone expenses, $22,500 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through March 31, 2006 for our office space and other general and administrative services, $2,000 for capital based taxes and $12,928 for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Net income for the cumulative period from inception (May 26, 2005) to March 31, 2006 was $446,061 which consisted of $1,380,804 in interest income partially offset by $313,437 in income taxes and $621,306 in expenses consisting of $62,914 for D&O and other insurance, $284,253 for legal and accounting fees unrelated to our initial public offering, $54,988 for travel expenditures, $45,072 for Delaware franchise taxes, $11,301 for printing, supplies and phone expenses, $33,750 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through March 31, 2006 for our office space and other general and administrative services, $91,000 for capital based taxes and $38,028 for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

The net proceeds to us from the sale of our units, after deducting offering expenses of approximately $1,033,076 and underwriting discounts of approximately $9,000,000 (including $2,400,000 placed in the trust account representing a deferred underwriters’ discount) was $109,966,924, of which $107,426,000 (plus the additional $2,400,000 attributable to the underwriters’ discount) was placed in a trust account and the remaining proceeds ($2,540,926) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the trust account (excluding the amount held in a trust account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At March 31, 2006, we had cash outside of the trust account of $1,777,441, investments held in the trust account of $111,536,136, prepaid expenses of $203,480 and total liabilities of $3,436,036. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until May 16, 2007, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account totaling $1,648,363 as of May 1, 2006, we anticipate using these funds to cover legal and accounting fees (including certain costs of pending litigation), other expenses attendant to the due diligence investigations, structuring, and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of an initial transaction.

We pay Full Circle LLC an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by Full Circle LLC.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  For a more complete discussion of the treatment of the underwriter’s purchase option and the warrants, see footnote 1 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $107,426,000 of the net offering proceeds has been placed into a trust account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. Additionally, $2,400,000 of the proceeds attributable to the underwriters' discount has also been deposited into the trust account. The proceeds held in trust will only be invested in United States "government securities," defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Richard A. Stratton, our Chief Executive Officer, and Joseph S. Weingarten, our Treasurer, participated in this evaluation. Based upon that evaluation, Messrs. Stratton and Weingarten concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

(b)	Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Stratton and Weingarten participated, we have concluded that there were no changes during the fiscal quarter ended March 31, 2006 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006 for disclosure previously provided regarding the Company’s ongoing litigation with Ferris, Baker Watts, Inc. No material developments have occurred with respect to the litigation described therein.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination or acquisition, it may be more difficult for us to complete a transaction.

Based upon publicly available information as of May 3, 2006, we believe there are approximately 48 similarly structured blank check companies which have gone public since August 2003, of which approximately six have actually completed a business combination. As of such date, the remaining 42 blank check companies have raised more than $2.7 billion and are seeking to complete business combinations. Of these companies, approximately 14 have announced that they have entered into definitive agreements for business combinations but not yet consummated these transactions. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Quarterly Report on Form 10-Q and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a significant number of them may consummate their business combinations in any industry they choose or have very broad definitions of the industries they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. In addition, because of this competition, we cannot assure you that we will be able to effectuate an initial transaction within the required time period. Further, the fact that only six of such companies have completed a business combination and only 14 additional of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company. Moreover, we will also compete with private equity funds, financial institutions and numerous other buyers for potential acquisitions. If we are unable to consummate an initial transaction within the prescribed time period, we will be forced to liquidate.

We may have insufficient resources to cover our operating expenses, the costs and expenses of litigation and the expenses of consummating an initial transaction.

We have reserved $2,540,925 from the proceeds of our initial public offering to cover our operating expenses and the costs and expenses associated with litigation in which we are involved through May 16, 2007 and to cover the expenses incurred in connection with our initial transaction. As of May 1, 2006, we had $1,648,363 remaining outside of the trust account to cover our operating costs and expenses associated with litigation. This amount is based on management's estimates of the costs needed to fund our operations through May 16, 2007 and consummate our initial transaction. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to pay legal costs of, to settle, or to pay a judgment in outstanding litigation or make a down payment or pay exclusivity or similar fees in connection with our initial transaction or if we expend a significant portion of the available proceeds in pursuit of a business combination or portfolio acquisition that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing (including loans), either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination or portfolio acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 16, 2005, we closed our initial public offering of 20,000,000 units with each unit consisting of one share of our common stock and two redeemable common stock purchase warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. All of the units registered were sold, at an offering price of $6.00 per unit, and generated gross proceeds of $120,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125873). The SEC declared the registration statement effective on November 11, 2005. Deutsche Bank Securities Inc. served as the lead underwriter in our initial public offering.

We paid a total of $6,600,000 in underwriting discounts and commissions and approximately $1,033,076 for other costs and expenses related to the offering. We also placed an additional $2,400,000 into the trust account representing a deferral of a portion of the underwriters’ discount, which the underwriters will be entitled to receive upon consummation of an initial transaction. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our initial public offering was $109,966,924, of which $107,426,000 (plus the additional $2,400,000 attributable to the deferred underwriters’ discount) was placed in a trust account and the remaining proceeds ($2,540,926) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $1,380,804 in interest through March 31, 2006.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The Company hereby files as part of this Quarterly Report on Form 10-Q the Exhibits listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLD SPRING CAPITAL INC.

Date: May 15, 2006	By:	/s/ Richard A. Stratton
Name: Richard A. Stratton
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Joseph S. Wringarten
Name: Joseph S. Weingarten
Title: President and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Richard A. Stratton.
31.2	Rule 13a-14(a) Certification of Joseph S. Weingarten.
32.1	Section 1350 Certification of Richard A. Stratton.
32.2	Section 1350 Certification of Joseph S. Weingarten.