Form 10-Q
period 2006-06-30
Cold Spring Capital Inc.
filed 2006-08-14
CIK 1330446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Yes  ☒   No  ☐

There were 25,000,000 shares of the Company’s common stock, par value $0.001, outstanding on August 1, 2006.

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

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED BALANCE SHEET

Current Assets:	June 30, 2006 (Unaudited)	December 31, 2005
Cash	$1,501,946	$2,528,516
Investments held in Trust Fund (Note 1)	112,531,402	110,450,408
Prepaid Expenses and other assets	308,054	223,653
Total Current Assets	$114,341,402	$113,202,577
Deferred Tax Asset	608,456	99,000
Total Assets	$114,949,858	$113,301,577
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$174,740	$351,100
Income and Capital Taxes Payable	1,007,844	301,277
Deferred Underwriting Fees	2,400,000	2,400,000
Deferred Interest	540,810	124,818
Total Liabilities	4,123,394	3,177,195
Common Stock, subject to possible conversion 3,998,000 shares at conversion value	21,474,457	21,474,457
Commitment and Contingencies (Notes 1, 3 and 4)
Stockholders’ Equity (Notes 1 and 2):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 85,000,000 shares authorized, 25,000,000 issued and outstanding (including 3,998,000 subject to possible conversion)	25,000	25,000
Additional paid-in capital	88,492,567	88,492,567
Earnings accumulated during the development stage	834,440	132,358
Total stockholders’ equity	89,352,007	88,649,925
Total Liabilities and Stockholders’ Equity	$114,949,858	$113,301,577

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three months ended June 30, 2006	Six months ended June 30, 2006	Amount from inception (May 26, 2005) to June 30, 2005	Cumulative amount from nception (May 26, 2005) to June 30, 2006
Interest Income	$1,099,920	$1,979,553	$-	$2,480,724
General & Administrative Expense	469,179	813,671	4,095	1,090,484
Net Income before Provision for Income Taxes	630,741	1,165,882	(4,095)	1,390,240
Provision for Income Taxes	(242,362)	(463,800)	-	(555,800)
Net Income	$388,379	$702,082	$(4,095)	$834,440
Weighted Average Number of Shares Outstanding - Basic and Diluted	25,000,000	25,000,000	200	16,600,000
Earnings Per Share - Basic and Diluted	$0.02	$0.03	$(20.48)	$0.03

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
Cumulative Amounts from Inception (May 26, 2005) to June 30, 2006

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total Stockholders
	Shares	Amount	Capital	Stage	Equity
Stock issued June 10, 2005 for $0.005 per share	5,000,000	$5,000	$20,000	-	$25,000
Sale of 20,000,000 units, net of underwriters discount and offering expenses (including 3,998,000 shares subject to possible conversion)	20,000,000	20,000	109,946,924	-	109,966,924
Proceeds subject to possible conversion of 3,998,000 shares	-	-	(21,474,457)	-	(21,474,457)
Proceeds from issuance of option	-	-	100	-	100
Net Income for period	-	-	-	$132,358	132,358
Balance as of December 31, 2005	25,000,000	25,000	88,492,567	132,358	88,649,925
Unaudited:
Net income for the six months ended June 30, 2006	-	-	-	702,082	702,082
Balance as of June 30, 2006	25,000,000	$25,000	$88,492,567	$834,440	$89,352,007

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	Six months Ended June 30, 2006	Amount from inception (May 26, 2005) to June 30, 2005	Cumulative amount from inception (May 26, 2005) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$702,082	$(4,095)	$834,440
Adjustments to reconcile net income to net cash used in operating activities:
Increase in value of investments held in trust	(2,080,994)	-	(2,705,402)
Increase in deferred income tax benefit	(509,456)	-	(608,456)
Changes in operating assets and liabilities
(Decrease) Increase in accrued expenses	82,034	2,190	174,740
Increase in income and capital taxes payable	706,567	-	1,007,844
(Increase) in prepaid expense and other assets	(84,401)	-	(308,054)
Increase in deferred interest	415,992	-	540,810
Net cash used in operating activities	(768,176)	(1,905)	(1,064,078)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments held in trust fund	-	-	(109,826,000)
Net cash used in investing activities	-	-	(109,826,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	-	-	120,000,000
Proceeds from sale of stock	-	25,000	25,000
Proceeds from issuance of option	-	-	100
Proceeds from advances to stockholders	-	100,000	100,000
Payments of advances from stockholders	-	-	(100,000)
Payment of costs of public offering	(258,394)	(89,969)	(7,633,076)
Net cash provided by financing activities	(258,394)	35,031	112,392,024
Net (decrease) increase change in cash	(1,026,570)	33,126	1,501,946
Cash at beginning of period	2,528,516	-	-
Cash at end of period	$1,501,946	$33,126	$1,501,946

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accrual of deferred underwriting fees	$2,400,000	-	$2,400,000
Accrual of deferred offering costs	-	35,000	-

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2006

NOTE 1--ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cold Spring Capital Inc. (the “Company”), formerly Cold Spring Capital Incorporated, was incorporated in Delaware on May 26, 2005 as a blank check company whose objective is to acquire an operating business, portfolio of financial assets (including commercial, consumer, and/or mortgage loans), or real estate assets that are expected to generate a portfolio of financial assets (each a “Business Combination”).  The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included.  See the Company's Annual Report on Form 10-K for the period ended December 31, 2005 for additional disclosures relating to the Company's condensed financial statements. The December 31, 2005 balance sheet has been derived from the audited financial statements.

The registration statement for the initial public offering (the “Offering”) was declared effective on November 10, 2005.  The Company consummated the Offering on November 16, 2005, and received net proceeds of approximately $109,967,000.  The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination (excluding the amount held in the trust account representing a portion of the fees of the underwriters). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $109,826,000 of the net proceeds (including $2,400,000 of underwriters fees which have been deferred by the underwriters as described in Note 2), was placed in a trust account (“Trust Account”) and invested in government securities until the earlier of (i) the consummation of a Business Combination and (ii) liquidation of the Company. The securities in the Trust Account have been accounted for as trading securities and have been recorded at their market value of $112,531,402 at June 30, 2006. The increase in market value, exclusive of the deferred interest described below, has been included in interest income in the accompanying statement of income. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account (excluding the amount held in the Trust Account representing a portion of the fees of the underwriters), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (excluding the amount held in the trust account representing a portion of the fees of the underwriters) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest earned on the Trust Account has been classified as deferred interest in the accompanying June 30, 2006 balance sheet.

On October 17, 2005, the Company amended its Certificate of Incorporation to provide for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering (November 16, 2006), or 18 months from the consummation of the Offering (May 16, 2007) if certain extension criteria have been satisfied.  There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). The amendment to the Company’s Certificate of Incorporation also increased the number of common shares authorized to 85,000,000, and authorized 5,000,000 shares of preferred stock.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006.  The adoption of SFAS 123(R) did not have a significant impact on the Company’s financial condition or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2--INITIAL PUBLIC OFFERING

On November 16, 2005, the Company sold 20,000,000 units (“Units”) in the Offering. In addition, the Company granted the underwriters (the “Underwriters”) of the Offering an option (the “Over-Allotment Option”), exercisable not later than 30 days after the sale of the Units, to purchase up to 3,000,000 additional Units to cover over-allotments.  The Over-Allotment Option expired on December 16, 2005 without being exercised. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business and on November 11, 2006 and expiring on November 11, 2009. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.

The Underwriters of the Offering were paid fees equal to 7.5% of the gross proceeds; the Underwriters have agreed to defer $2,400,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination.  Upon the consummation of a Business Combination, the Company will pay such Deferred Fees, equal to 2.0% of the gross proceeds of the Offering, or approximately $0.12 per unit, out of the gross proceeds of the Offering held in the Trust Account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. The Underwriters will not be entitled to any interest accrued on the Deferred Fees. The Underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination. The Company issued to the lead underwriter for $100, as additional compensation, an option (the “UPO”) to purchase up to a total of 1,000,000 Units. The Units issuable upon exercise of the UPO will be identical to those offered in the Offering, except that the warrants included in the UPO will have an exercise price of $6.25 per share (125% of the price of the warrants to be sold in the Offering). The UPO will be exercisable by the lead underwriter at $7.50 per unit (125% of the price of the units to be sold in the Offering) upon the later of the consummation of the Business Combination or November 16, 2006.  The UPO will expire November 16, 2010.  The sale of the UPO has been accounted for as an equity transaction. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.6 million using an expected life of five years, volatility of 31.6% and a risk-free interest rate of 4.19%. The Company has no trading history, and as a result it is not possible to value the UPO based on historical trades. In order to estimate the value of the UPO, the Company considered a basket of U.S. finance companies. The median volatility of the representative companies was calculated to be 30.7%, and the average volatility was calculated to be 31.6%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the UPO. The actual volatility of the UPO will depend on many factors which cannot be precisely determined.

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

NOTE 3--COMMITMENT

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.  The Company’s statement of income includes $22,500, $45,000 and $56,250, respectively, for the three months ended June 30, 2006, for the six months ended June 30, 2006 and for the cumulative amount for the period from inception (May 26, 2005) to June 30, 2006, relating to this agreement.

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

NOTE 4--CONTINGENCIES

The Company had originally considered using the firm of Ferris, Baker Watts, Inc. as lead underwriter of the Offering. The Company never reached or entered into any agreement with Ferris, Baker Watts, and the Company subsequently decided, for market and other reasons, to use Deutsche Bank Securities Inc. as lead underwriter. On October 20, 2005, Ferris, Baker Watts filed a complaint against the Company entitled Ferris, Baker Watts, Inc. v. Cold Spring Capital Inc. in the Circuit Court for Baltimore City, Maryland. The complaint alleges breach of express contract, breach of implied-in-fact contract, detrimental reliance or promissory estoppel, and unjust enrichment arising out of the Company’s alleged refusal to pay Ferris, Baker Watts for alleged financial and investment banking services. The complaint seeks damages of $10.6 million, as well as attorneys’ fees, court costs, prejudgment interest and any other relief that may be deemed appropriate by the court. The complaint alleges that the claims run against the proceeds raised in the Offering, including those held in the trust account. The Company believes the claims in the complaint to be wholly without merit, and intends to defend against those claims vigorously. On October 26, 2005, the Company filed an answer and counterclaim in the Circuit Court for Baltimore City, Maryland denying the claims and alleging tortious interference with economic relations. On June 30, 2006, Ferris, Baker Watts, Inc. filed an amended complaint adding Deutsche Bank Securities Inc. to the lawsuit and alleging tortious interference with a contract by Deutsche Bank Securities Inc. On July 17, 2006, the Company filed an answer to the amended complaint denying the claims and alleging tortious interference with economic relations. The case has been assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore City, Maryland. Discovery in this case is ongoing. No assurances can be given, however, that the Company will ultimately prevail in this matter or that an adverse judgment would not materially adversely affect the Company’s financial condition or results of operations. It is possible that the outcome of litigation may result in a material liability. However, the potential range of loss resulting from an adverse outcome of litigation cannot currently be estimated. Messrs. Stratton and Weingarten have agreed, severally, one half each, to be personally liable to ensure that the proceeds in the Trust Account are not reduced by any claims in this matter and that the Company’s working capital is not impacted by any such claims in excess of $300,000.

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

We were formed on May 26, 2005 to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses, portfolios of financial assets or real estate assets that we expect will generate financial assets. Our first business combination, portfolio acquisition or real estate acquisition, or series of such transactions which close simultaneously (the “initial transaction”), must have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such transaction(s). We consummated our initial public offering on November 16, 2005. We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended June 30, 2006, other than in connection with our initial public offering and, thereafter, certain minor legal and other expenses related to pursuing acquisitions of targets and defending litigation. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial transaction.

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

Net income for the three months ended June 30, 2006 was $388,379 which consisted of $1,099,920 in interest income partially offset by $242,362 in income taxes and $469,179 in expenses consisting of $42,811 for D&O and other insurance, $299,374 for legal and accounting fees unrelated to our initial public offering, $46,432 for travel expenditures, $32,295 for Delaware franchise taxes, $6,242 for printing, supplies and phone expenses, $22,500 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through June 30, 2006 for our office space and other general and administrative services and $19,525 for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Net income for the six months ended June 30, 2006 was $702,082 which consisted of $1,979,553 in interest income partially offset by $463,800 in income taxes and $813,671 in expenses consisting of $85,623 for D&O and other insurance, $506,218 for legal and accounting fees unrelated to our initial public offering, $79,503 for travel expenditures, $56,090 for Delaware franchise taxes, $6,786 for printing, supplies and phone expenses, $45,000 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through June 30, 2006 for our office space and other general and administrative services, $2,000 for capital based taxes and $32,451 for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Net income for the cumulative period from inception (May 26, 2005) to June 30, 2006 was $834,440 which consisted of $2,480,724 in interest income partially offset by $555,800 in income taxes and $1,090,484 in expenses consisting of $105,726 for D&O and other insurance, $583,627 for legal and accounting fees unrelated to our initial public offering, $101,420 for travel expenditures, $77,367 for Delaware franchise taxes, $17,543 for printing, supplies and phone expenses, $56,250 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through June 30, 2006 for our office space and other general and administrative services, $91,000 for capital based taxes and $57,551 for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Net loss for the period from inception (May 26, 2005) to June 30, 2005 was $4,095 which consisted of $4,095 in expenses consisting of $2,175 for corporate formation expenses, $1,668 for travel expenditures, $218 for printing, supplies and phone expenses and $34 for other expenses.

The net proceeds to us from the sale of our units in our initial public offering, after deducting offering expenses of approximately $1,033,076 and underwriting discounts of approximately $9,000,000 (including $2,400,000 placed in the trust account representing a deferred underwriters’ discount) was $109,966,924, of which $107,426,000 (plus the additional $2,400,000 attributable to the underwriters’ discount) was placed in a trust account and the remaining proceeds ($2,540,926) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the trust account (excluding the amount held in a trust account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At June 30, 2006, we had cash outside of the trust account of $1,501,946, investments held in the trust account of $112,531,402, prepaid expenses and other assets of $308,054 and total liabilities of $4,123,394. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until May 16, 2007, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account totaling $1,369,517.96 as of August 1, 2006, we anticipate using these funds to cover legal and accounting fees (including certain costs of pending litigation), other expenses attendant to the due diligence investigations, structuring, and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of an initial transaction.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Of the net offering proceeds, $107,426,000 has been placed into a trust account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. Additionally, $2,400,000 of the proceeds attributable to the underwriters' discount has also been deposited into the trust account. The proceeds held in trust will only be invested in United States "government securities," defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

(b)	Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Stratton and Weingarten participated, we have concluded that there were no changes during the fiscal quarter ended June 30, 2006 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.

See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006 for disclosure previously provided regarding the Company’s ongoing litigation with Ferris, Baker Watts, Inc. On June 30, 2006, Ferris, Baker Watts, Inc. filed an amended complaint adding Deutsche Bank Securities Inc. to the lawsuit and alleging tortious interference with a contract by Deutsche Bank Securities Inc. On July 17, 2006, the Company filed an answer to the amended complaint denying the claims and alleging tortious interference with economic relations.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006 and Part II, Item 1A, “Risk Factors,” of the Company’s Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2006, filed with the SEC on May 15, 2006.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination or acquisition, it may be more difficult for us to complete a transaction.

Based upon publicly available information as of August 1, 2006, we believe there are approximately 66 similarly structured blank check companies which have gone public since August 2003, of which approximately nine have actually completed a business combination. As of such date, the remaining 57 blank check companies have raised more than $4.1 billion and are seeking to complete business combinations. Of these companies, approximately 19 have announced that they have entered into definitive agreements for business combinations but not yet consummated these transactions. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Quarterly Report on Form 10-Q and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a significant number of them may consummate their business combinations in any industry they choose or have very broad definitions of the industries they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. In addition, because of this competition, we cannot assure you that we will be able to effectuate an initial transaction within the required time period. Further, the fact that only nine of such companies have completed a business combination and only 19 additional of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company. Moreover, we will also compete with private equity funds, financial institutions and numerous other buyers for potential acquisitions. If we are unable to consummate an initial transaction within the prescribed time period, we will be forced to liquidate.

We may have insufficient resources to cover our operating expenses, the costs and expenses of litigation and the expenses of consummating an initial transaction.

We originally reserved $2,540,925 from the proceeds of our initial public offering to cover our operating expenses and the costs and expenses associated with litigation in which we are involved through May 16, 2007 and to cover the expenses incurred in connection with our initial transaction. As of August 1, 2006, we had $1,369,517.96 remaining outside of the trust account to cover our operating costs and expenses associated with litigation. This amount is based on management's estimates of the costs needed to fund our operations through May 16, 2007 and consummate our initial transaction. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to pay legal costs of, to settle, or to pay a judgment in outstanding litigation or make a down payment or pay exclusivity or similar fees in connection with our initial transaction or if we expend a significant portion of the available proceeds in pursuit of a business combination or portfolio acquisition that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing (including loans), either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination or portfolio acquisition.

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

We paid a total of $6,600,000 in underwriting discounts and commissions and approximately $1,033,076 for other costs and expenses related to the offering. We also placed an additional $2,400,000 into the trust account representing a deferral of a portion of the underwriters’ discount, which the underwriters will be entitled to receive upon consummation of an initial transaction. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our initial public offering was $109,966,924, of which $107,426,000 (plus the additional $2,400,000 attributable to the deferred underwriters’ discount) was placed in a trust account and the remaining proceeds ($2,540,926) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $2,480,724 in interest through June 30, 2006.

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

COLD SPRING CAPITAL INC.

Date: August 14, 2006	By:	/s/ Richard A. Stratton
Name: Richard A. Stratton
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Joseph S. Weingarten
Name: Joseph S. Weingarten
Title: President and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Richard A. Stratton.
31.2	Rule 13a-14(a) Certification of Joseph S. Weingarten.
32.1	Section 1350 Certification of Richard A. Stratton.
32.2	Section 1350 Certification of Joseph S. Weingarten.