Form 10-Q
period 2006-09-30
Cold Spring Capital Inc.
filed 2006-11-15
CIK 1330446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(203) 972-0888
(Registrant's Telephone Number Including Area Code)

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

Yes  ☒   No  ☐

There were 25,000,000 shares of the Company's common stock, par value $0.001, outstanding on November 2, 2006.

COLD SPRING CAPITAL INC.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate the acquisition of Sedona Development Partners, LLC or any other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history, our being able to consummate the acquisition of Sedona Development Partners, LLC or any other transaction, risks associated with the real estate industry, our dependence on key personnel, some of whom may join us following our acquisition of Sedona Development Partners, LLC or any other transaction, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, the ownership of our securities being concentrated, and those other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED BALANCE SHEET

Current Assets:	September 30, 2006 (Unaudited)	December 31, 2005
Cash	$817,112	$2,528,516
Investments held in Trust Fund (Note 1)	112,589,730	110,450,408
Prepaid Expenses and other assets	151,897	223,653
Deferred Acquisition Costs	152,913	—
Total Current Assets	$113,711,652	$113,202,577
Deferred Tax Asset	1,103,252	99,000
Total Assets	$114,814,904	$113,301,577
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$692,778	$351,100
Income and Capital Taxes Payable	240,555	301,277
Deferred Underwriting Fees	2,400,000	2,400,000
Deferred Interest	552,470	124,818
Total Liabilities	3,885,803	3,177,195
Common Stock, subject to possible conversion 3,998,000 shares at conversion value	21,474,457	21,474,457
Commitment and Contingencies (Notes 1, 3 and 4)
Stockholders' Equity (Notes 1 and 2):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 25,000,000 issued and outstanding (including 3,998,000 subject to possible conversion)	25,000	25,000
Additional paid-in capital	88,492,567	88,492,567
Earnings accumulated during the development stage	937,077	132,358
Total stockholders' equity	89,454,644	88,649,925
Total Liabilities and Stockholders' Equity	$114,814,904	$113,301,577

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three months ended September 30, 2006	Nine months ended September 30, 2006	Three months ended September 30, 2005	Amount from Inception (May 26, 2005) to September 30, 2005	Cumulative amount from inception (May 26, 2005) to September 30, 2006
Interest Income	$1,365,194	$3,344,746	$—	$—	$3,845,917
General & Administrative Expense	1,227,435	2,041,106	12,384	16,479	2,317,919
Net Income before Provision for Income Taxes	137,759	1,303,640	(12,384)	(16,479)	1,527,998
Provision for Income Taxes	(35,121)	(498,921)	—	—	(590,921)
Net Income	$102,638	$804,719	$(12,384)	(16,479)	$937,077
Weighted Average Number of Shares Outstanding - Basic and Diluted	25,000,000	25,000,000	5,000,000	5,000,000	17,232,758
Earnings Per Share - Basic and Diluted	$—	$0.03	$—	$—	$0.05

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
Cumulative Amounts from Inception (May 26, 2005) to September 30, 2006

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total Stockholders
	Shares	Amount	Capital	Stage	Equity
Stock issued June 10, 2005 for $0.005 per share	5,000,000	$5,000	$20,000	—	$25,000
Sale of 20,000,000 units, net of underwriters discount and offering expenses (including 3,998,000 shares subject to possible conversion)	20,000,000	20,000	109,946,924	—	109,966,924
Proceeds subject to possible conversion of 3,998,000 shares	—	—	(21,474,457)	—	(21,474,457)
Proceeds from issuance of option	—	—	100	—	100
Net Income for period	—	—	—	$132,358	132,358
Balance as of December 31, 2005	25,000,000	25,000	88,492,567	132,358	88,649,925
Unaudited:
Net income for the nine months ended September 30, 2006	—	—	—	804,719	804,719
Balance as of September 30, 2006	25,000,000	$25,000	$88,492,567	$937,077	$89,454,644

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

		Amount from	Cumulative amount
		inception	from inception
	Nine months Ended	(May 26, 2005) to	(May 26, 2005) to
	September 30, 2006	September 30, 2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$804,719	$(16,479)	$937,077
Adjustments to reconcile net income to net cash used in operating activities:
Increase in value of investments held in trust	(2,139,322)	—	(2,763,730)
Increase in deferred income tax benefit	(1,004,251)	—	(1,103,251)
Changes in operating assets and liabilities
(Increase) in deferred acquisition costs	(152,913)	—	(152,913)
Increase in accrued expenses	600,071	2,175	692,777
(Increase) in deferred offering costs	—	—	—
(Decrease) Increase in income and capital taxes payable	(60,722)	—	240,555
(Increase) Decrease in prepaid expense and other assets	71,756	—	(151,897)
Increase in deferred interest	427,652	—	552,470
Net cash used in operating activities	(1,453,010)	(14,304)	(1,748,912)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments held in trust fund	—	—	(109,826,000)
Net cash used in investing activities	—	—	(109,826,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	—	—	120,000,000
Proceeds from sale of stock	—	25,000	25,000
Proceeds from issuance of option	—	—	100
Proceeds from advances to stockholders	—	100,000	100,000
Payments of advances from stockholders	—	—	(100,000)
Payment of costs of public offering	(258,394)	(110,606)	(7,633,076)
Net cash (used in) provided by financing activities	(258,394)	14,394	112,392,024
Net (decrease) increase change in cash	(1,711,404)	90	817,112
Cash at beginning of period	2,528,516	—	—
Cash at end of period	$817,112	$90	$817,112

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accrual of deferred underwriting fees	$—	—	$2,400,000
Accrual of deferred offering costs	—	248,000	—

The accompanying notes should be read in conjunction with the condensed financial statements.

COLD SPRING CAPITAL INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2006

NOTE 1--ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cold Spring Capital Inc. (the “Company”), formerly Cold Spring Capital Incorporated, was incorporated in Delaware on May 26, 2005 as a blank check company whose objective is to acquire an operating business, portfolio of financial assets (including commercial, consumer, and/or mortgage loans), or real estate assets that are expected to generate a portfolio of financial assets (each a “Business Combination.”) See “Recent Developments” below.  The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included.  See the Company's Annual Report on Form 10-K for the period ended December 31, 2005 for additional disclosures relating to the Company's condensed financial statements. The December 31, 2005 balance sheet has been derived from the audited financial statements.

The registration statement for the initial public offering (the “Offering”) was declared effective on November 10, 2005.  The Company consummated the Offering on November 16, 2005, and received net proceeds of approximately $109,967,000.  The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination (excluding the amount held in the trust account representing a portion of the fees of the underwriters). Furthermore, there is no assurance that the Company will be able to successfully effect the Business Combination contemplated by the transaction described under the heading “Recent Developments.” An amount of $109,826,000 of the net proceeds (including $2,400,000 of underwriters fees which have been deferred by the underwriters as described in Note 2), was placed in a trust account (“Trust Account”) and invested in government securities until the earlier of (i) the consummation of a Business Combination and (ii) liquidation of the Company. The securities in the Trust Account have been accounted for as trading securities and have been recorded at their market value of $112,589,730 at September 30, 2006. The increase in market value, exclusive of the deferred interest described below, has been included in interest income in the accompanying statement of income. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company will submit the transaction described in “Recent Developments” below for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account (excluding the amount held in the Trust Account representing a portion of the fees of the underwriters), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (excluding the amount held in the trust account representing a portion of the fees of the underwriters) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest earned on the Trust Account has been classified as deferred interest in the accompanying September 30, 2006 balance sheet.

On October 17, 2005, the Company amended its Certificate of Incorporation to provide for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering (November 16, 2006), or 18 months from the consummation of the Offering (May 16, 2007) if certain extension criteria have been satisfied.  There is no assurance that the Company will be able to successfully effect the Business Combination described below during this period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). The amendment to the Company's Certificate of Incorporation also increased the number of common shares authorized to 85,000,000, and authorized 5,000,000 shares of preferred stock.

Immediately following the amendment of the Company's Certificate of Incorporation, the Company effected a 25,000-for-1 split of the outstanding common stock, in the form of a stock dividend.  The financial statements were retroactively adjusted for the aforementioned amendment and stock dividend.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Recent Developments

On November 3, 2006, we executed a Securities Purchase Agreement with Sedona Development Partners, LLC (“Sedona”), Seven Canyons Investors, L.L.C. (“Seven Canyons”), David V. Cavan and Cavan Management Services, L.L.C., pursuant to which we will purchase all the outstanding equity interests of Sedona (the “Sedona Acquisition”). Sedona is headquartered in Scottsdale, Arizona and owns and operates The Club at Seven Canyons, a private residence club, located in Sedona, Arizona.

Under the Securities Purchase Agreement, Seven Canyons, the owner of Sedona, will sell its equity interests for approximately $132.1 million, consisting of $82.1 million in cash, a three year $5 million subordinated 8% promissory note, and a four year $45 million subordinated 8% note which is convertible into 7 million shares of Cold Spring common stock. The convertible note mandatorily converts into 7 million shares of common stock if the average daily closing price of Cold Spring’s common stock equals or exceeds $6.43 per share during any period of 20 consecutive trading days after the first anniversary of the closing. In addition, during the 30 day period following the one year anniversary of the closing, the holder of the note can elect to convert the note into 7 million shares of common stock regardless of the trading price. No interest shall be paid on the convertible note until the fifteenth month following the closing of the Sedona Acquisition and no accrued but unpaid interest will be paid upon a conversion, and such interest shall be deemed waived.

In addition, Cold Spring will assume all of Sedona’s outstanding debt at closing.

Cavan Management Services, L.L.C., an entity controlled by Mr. Cavan which is not being acquired as part of the transaction, will continue to oversee operations and development of the Seven Canyons project under a 10 year management agreement.

The Sedona Acquisition is subject to, among other things, the filing of definitive proxy materials with the SEC and approval of the Sedona Acquisition by the Company’s stockholders. Additionally, the closing is subject to not more than 19.99% of Cold Spring’s shareholders voting their shares against the transaction and electing to convert their Cold Spring shares into cash. There can be no assurance that the Sedona Acquisition will be consummated. For additional information on the Sedona Acquisition, please see our Current Report on Form 8-K filed with the SEC on November 9, 2006.

Richard A. Stratton, Cold Spring's Chairman of the Board, Chief Executive Officer and Secretary, is affilliated with two companies that have made loans to Sedona. In May 2005, Resort Finance LLC ("RFL") entered into a construction loan and security agreement, providing for the lending of up to $30 million to Sedona. As of October 31, 2006, $19,346,137.50 in aggregate principal amount was outstanding under the loan agreement. The loan is repaid as Sedona sells property based on negotiated release prices and matures on May 20, 2008. Mr. Stratton is the controlling stockholder and chief executive officer of Resort Finance Corporation, which owns a 40% interest in RFL.

NOTE 2--INITIAL PUBLIC OFFERING

On November 16, 2005, the Company sold 20,000,000 units (“Units”) in the Offering. In addition, the Company granted the underwriters (the “Underwriters”) of the Offering an option (the “Over-Allotment Option”), exercisable not later than 30 days after the sale of the Units, to purchase up to 3,000,000 additional Units to cover over-allotments.  The Over-Allotment Option expired on December 16, 2005 without being exercised. Each Unit consists of one share of the Company's common stock, $0.001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business and on November 11, 2006 and expiring on November 11, 2009. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.

The Underwriters of the Offering were paid fees equal to 7.5% of the gross proceeds; the Underwriters have agreed to defer $2,400,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination.  Upon the consummation of a Business Combination, the Company will pay such Deferred Fees, equal to 2.0% of the gross proceeds of the Offering, or approximately $0.12 per unit, out of the gross proceeds of the Offering held in the Trust Account at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. The Underwriters will not be entitled to any interest accrued on the Deferred Fees. The Underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination. The Company issued to the lead underwriter for $100, as additional compensation, an option (the “UPO”) to purchase up to a total of 1,000,000 Units. The Units issuable upon exercise of the UPO will be identical to those offered in the Offering, except that the warrants included in the UPO will have an exercise price of $6.25 per share (125% of the price of the warrants to be sold in the Offering). The UPO will be exercisable by the lead underwriter at $7.50 per unit (125% of the price of the units to be sold in the Offering) upon the later of the consummation of the Business Combination or November 16, 2006.  The UPO will expire November 16, 2010.  The sale of the UPO has been accounted for as an equity transaction. Accordingly, there is no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.6 million using an expected life of five years, volatility of 31.6% and a risk-free interest rate of 4.19%. The Company has no trading history, and as a result it is not possible to value the UPO based on historical trades. In order to estimate the value of the UPO, the Company considered a basket of U.S. finance companies. The median volatility of the representative companies was calculated to be 30.7%, and the average volatility was calculated to be 31.6%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the UPO. The actual volatility of the UPO will depend on many factors which cannot be precisely determined.

Under an agreement with the lead underwriters and in accordance with guidelines specified by Rule 10b5-1 under the Securities Act of 1934, Richard A. Stratton and Joseph S. Weingarten, the Company's founding stockholders, purchased 4,875,228 Warrants for an aggregate purchase price of $2,100,000, or approximately $0.43 per Warrant, in the open market.  A broker-dealer who did not participate in the Offering made the purchases of the Warrants on behalf of Messrs. Stratton and Weingarten, pursuant to an irrevocable order.

NOTE 3--COMMITMENT

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.  The Company's statement of income includes $22,500, $67,500 and $78,750, respectively, for the three months ended September 30, 2006, for the nine months ended September 30, 2006 and for the cumulative amount for the period from inception (May 26, 2005) to September 30, 2006, relating to this agreement.

Pursuant to letter agreements with the Company, the Company's founding stockholders have waived their right to receive distributions with respect to the founding shares upon the Company's liquidation.

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

NOTE 4--CONTINGENCIES

The Company had originally considered using the firm of Ferris, Baker Watts, Inc. as lead underwriter of the Offering. The Company never reached or entered into any agreement with Ferris, Baker Watts, and the Company subsequently decided, for market and other reasons, to use Deutsche Bank Securities Inc. as lead underwriter. On October 20, 2005, Ferris, Baker Watts filed a complaint against the Company entitled Ferris, Baker Watts, Inc. v. Cold Spring Capital Inc. in the Circuit Court for Baltimore City, Maryland. The complaint alleges breach of express contract, breach of implied-in-fact contract, detrimental reliance or promissory estoppel, and unjust enrichment arising out of the Company's alleged refusal to pay Ferris, Baker Watts for alleged financial and investment banking services. The complaint seeks damages of $10.6 million, as well as attorneys' fees, court costs, prejudgment interest and any other relief that may be deemed appropriate by the court. The complaint alleges that the claims run against the proceeds raised in the Offering, including those held in the trust account. The Company believes the claims in the complaint to be wholly without merit, and intends to defend against those claims vigorously. On October 26, 2005, the Company filed an answer and counterclaim in the Circuit Court for Baltimore City, Maryland denying the claims and alleging tortious interference with economic relations. On June 30, 2006, Ferris, Baker Watts, Inc. filed an amended complaint adding Deutsche Bank Securities Inc. to the lawsuit and alleging tortious interference with a contract by Deutsche Bank Securities Inc. On July 17, 2006, the Company filed an answer to the amended complaint denying the claims and alleging tortious interference with economic relations. On August 17, 2006, Deutsche Bank Securities Inc. filed a motion to dismiss Ferris, Baker Watts, Inc.’s amended complaint and denying the claims. On September 1, 2006, Ferris, Baker Watts, Inc. filed an opposition to Deutsche Bank Securities Inc.'s motion to dismiss. The case has been assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore City, Maryland. Discovery in this case is ongoing. No assurances can be given, however, that the Company will ultimately prevail in this matter or that an adverse judgment would not materially adversely affect the Company's financial condition or results of operations. It is possible that the outcome of litigation may result in a material liability. However, the potential range of loss resulting from an adverse outcome of litigation cannot currently be estimated. Messrs. Stratton and Weingarten have agreed, severally, one half each, to be personally liable to ensure that the proceeds in the Trust Account are not reduced by any claims in this matter and that the Company's working capital is not impacted by any such claims in excess of $300,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the Company's audited financial statements and notes thereto for the period from inception (May 26, 2005) to December 31, 2005 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.

We were formed on May 26, 2005 to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses, portfolios of financial assets or real estate assets that we expect will generate financial assets. Our first business combination, portfolio acquisition or real estate acquisition, or series of such transactions which close simultaneously (the “initial transaction”), must have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such transaction(s). We consummated our initial public offering on November 16, 2005. We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended September 30, 2006, other than in connection with our initial public offering and, thereafter, certain minor legal and other expenses related to pursuing acquisitions of targets and defending litigation. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial transaction.

Recent Developments

On November 3, 2006, we executed a Securities Purchase Agreement with Sedona Development Partners, LLC (“Sedona”), Seven Canyons Investors, L.L.C. (“Seven Canyons”), David V. Cavan and Cavan Management Services, L.L.C., pursuant to which we will purchase all the outstanding equity interests of Sedona (the “Sedona Acquisition”). Sedona is headquartered in Scottsdale, Arizona and owns and operates The Club at Seven Canyons, a private residence club, located in Sedona, Arizona.

Under the Securities Purchase Agreement, Seven Canyons, the owner of Sedona, will sell its equity interests for approximately $132.1 million, consisting of $82.1 million in cash, a three year $5 million subordinated 8% promissory note, and a four year $45 million subordinated 8% note which is convertible into 7 million shares of Cold Spring common stock. The convertible note mandatorily converts into 7 million shares of common stock if the average daily closing price of Cold Spring’s common stock equals or exceeds $6.43 per share during any period of 20 consecutive trading days after the first anniversary of the closing. In addition, during the 30 day period following the one year anniversary of the closing, the holder of the note can elect to convert the note into 7 million shares of common stock regardless of the trading price. No interest shall be paid on the convertible note until the fifteenth month following the closing of the Sedona Acquisition and no accrued but unpaid interest will be paid upon a conversion, and such interest shall be deemed waived.

In addition, Cold Spring will assume all of Sedona’s outstanding debt at closing.

Cavan Management Services, L.L.C., an entity controlled by Mr. Cavan which is not being acquired as part of the transaction, will continue to oversee operations and development of the Seven Canyons project under a 10 year management agreement.

The Sedona Acquisition is subject to, among other things, the filing of definitive proxy materials with the SEC and approval of the Sedona Acquisition by the Company’s stockholders. Additionally, the closing is subject to not more than 19.99% of Cold Spring’s shareholders voting their shares against the transaction and electing to convert their Cold Spring shares into cash. There can be no assurance that the Sedona Acquisition will be consummated. For additional information on the Sedona Acquisition, please see our Current Report on Form 8-K filed with the SEC on November 9, 2006.

Richard A. Stratton, Cold Spring's Chairman of the Board, Chief Executive Officer and Secretary, is affilliated with two companies that have made loans to Sedona. In May 2005, Resort Finance LLC ("RFL") entered into a construction loan and security agreement, providing for the lending of up to $30 million to Sedona. As of October 31, 2006, $19,346,137.50 in aggregate principal amount was outstanding under the loan agreement. The loan is repaid as Sedona sells property based on negotiated release prices and matures on May 20, 2008. Mr. Stratton is the controlling stockholder and chief executive officer of Resort Finance Corporation, which owns a 40% interest in RFL.

The Company is not presently engaged in, and will not engage in, any substantive commercial business until it consummates an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, notes and convertible notes, in effecting our initial transaction, as described above.

Results of Operations

Net income for the three months ended September 30, 2006 was $102,638 which consisted of $1,365,194 in interest income partially offset by $35,121 in income taxes and $1,227,435 in expenses consisting of $42,811 for D&O and other insurance, $1,015,433 for legal and accounting fees unrelated to our initial public offering, $31,822 for travel expenditures, $15,294 for Delaware franchise taxes, $751 for printing, supplies and phone expenses, $87,000 related to due diligence expenses paid to third parties, $22,500 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through September 30, 2006 for our office space and other general and administrative services and $11,824 for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Net income for the nine months ended September 30, 2006 was $804,719 which consisted of $3,344,746 in interest income partially offset by $498,921 in income taxes and $2,041,106 in expenses consisting of $128,464 for D&O and other insurance, $1,521,652 for legal and accounting fees unrelated to our initial public offering, $111,325 for travel expenditures, $71,384 for Delaware franchise taxes, $7,537 for printing, supplies and phone expenses, $87,000 related to due diligence expenses paid to third parties, $67,500 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through September 30, 2006 for our office space and other general and administrative services, $2,000 for capital based taxes and $44,244 for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Net loss for the three months ended September 30, 2005 was $12,384, which consisted of $12,384 in expenses consisting of $11,288 for travel expenditures and $1,096 for printing, supplies and phone expenses.

Net loss for the period from inception (May 26, 2005) to September 30, 2005 was $16,479, which consisted of $16,479 in expenses consisting of $12,989 of travel expenditures, $1,314 for printing supplies and phone expense and $2,176 of other expenses.

Net income for the cumulative period from inception (May 26, 2005) to September 30, 2006 was $937,077 which consisted of $3,845,917 in interest income partially offset by $590,921 in income taxes and $2,317,919 in expenses consisting of $148,537 for D&O and other insurance, $1,599,061 for legal and accounting fees unrelated to our initial public offering, $133,242 for travel expenditures, $92,661 for Delaware franchise taxes, $18,294 for printing, supplies and phone expenses, $87,000 related to due diligence expenses paid to third parties, $78,750 paid to Full Circle LLC, an affiliate of Richard A. Stratton, our Chief Executive Officer and Chairman of the Board, through September 30, 2006 for our office space and other general and administrative services, $91,000 for capital based taxes and $69,374  for other expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Liquidity and Capital Resources

The net proceeds to us from the sale of our units in our initial public offering, after deducting offering expenses of approximately $1,033,076 and underwriting discounts of approximately $9,000,000 (including $2,400,000 placed in the trust account representing a deferred underwriters’ discount) was $109,966,924, of which $107,426,000 (plus the additional $2,400,000 attributable to the underwriters’ discount) was placed in a trust account and the remaining proceeds ($2,540,926) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the trust account (excluding the amount held in a trust account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At September 30, 2006, we had cash outside of the trust account of $817,112, investments held in the trust account of $112,589,730, prepaid expenses of $151,897, deferred acquisition costs of $152,913 and total liabilities of $3,885,803 (which includes $2,400,000 attributable to the deferred underwriters' discount, which, if paid, will be paid out of the amounts held in the trust fund ). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until May 16, 2007, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account totaling $408,950 as of November 8, 2006, we anticipate using these funds to cover legal and accounting fees (including certain costs of pending litigation), other expenses attendant to the due diligence investigations, structuring, and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We may need to raise additional funds in order to meet the expenditures required for operating our business.

We pay Full Circle LLC an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by Full Circle LLC.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  For a more complete discussion of the treatment of the underwriter's purchase option and the warrants, see footnote 1 to the financial statements.

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

(b)	Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Stratton and Weingarten participated, we have concluded that there were no changes during the fiscal quarter ended September 30, 2006 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the SEC on August 14, 2006 for disclosure previously provided regarding the Company's ongoing litigation with Ferris, Baker Watts, Inc. (“Ferris”). On August 17, 2006, Deutsche Bank Securities Inc. (“Deutsche”) filed a motion to dismiss Ferris’ amended complaint adding Deutsche to the lawsuit and denying the claims. On September 1, 2006, Ferris, Baker Watts, Inc. filed an opposition to Deutsche Bank Securities Inc.'s motion to dismiss.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006, Part II, Item 1A, “Risk Factors,” of the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006, filed with the SEC on May 15, 2006 and August 14, 2006, respectively.

Risks Associated with the Business of Sedona
Sedona is subject to the risks of the real estate market and the risks associated with real estate development, including the risks and uncertainties relating to the cost and availability of construction materials, services and land for new projects.
Sedona owns a real estate project in Sedona, Arizona. The real estate has been acquired as inventory for development and sale, as opposed to investment purposes. We anticipate that certain properties at the project will be available for sale when we acquire Sedona. Other properties will not be available for sale until additional planned construction, improvements and developments take place at the project. Real estate markets are cyclical in nature and highly sensitive to changes in national, regional and local economic conditions, including among other factors:
•
levels of unemployment;
•
levels of discretionary disposable income;
•
levels of consumer confidence;
•
levels of consumer spending on lodging and leisure;
•
the availability of financing;
•
other available properties;
•
overbuilding or decreases in demand; and
•
interest rates.
A downturn in the economy in general or in the market for high-end fractional interests, lots and golf memberships sold by Sedona in particular could have a material adverse effect on our business, operating results and financial condition. A downturn could have a material adverse effect on the ability of Sedona to sell real estate at a profit.
Another factor impacting the profitability of real estate development activities is the cost of construction materials and services. As indicated above, Sedona needs to complete further planned construction and improvements before some of its inventory is available for sale. Should the cost of construction materials and services rise, as recent trends have indicated, the ultimate cost of Sedona’s inventories under development (and any future properties we may acquire) could increase and have a material, adverse impact on our results of operations.
In addition, the availability of land or properties at favorable prices for the future development of real estate projects will be critical for Cold Spring to generate favorable results of operations in the future. If we are unable to acquire land or properties at a favorable cost, it would have an adverse effect on our future results of operations. Because the Seven Canyons club is surrounded by Forest Service land, we will not be able to expand it beyond the original plan and Sedona’s existing property. Accordingly, we will need to acquire new properties for development, and we may sell our entire available inventory at Seven Canyons in as few as three or four years.
Sedona is subject to significant and customary risks relating to the ownership and development of real estate.
Sedona owns real estate and we expect to acquire additional real estate assets in the future. In addition, Sedona may, in the future, decide to offer financing to purchasers for a significant portion of the purchase price of fractional interests, homesites, condominiums or other property interests. Our future activities in these areas will be subject to numerous risks and uncertainties, including the following:

•
the real estate market is highly competitive, and we may have difficulty locating and acquiring suitable assets;
•
the Sedona property and any future real estate assets may decline in value due to changing market and economic conditions and other factors;
•
the costs of developing and completing the asset may exceed those anticipated, possibly making the asset unprofitable;
•
there may be delays in bringing the property to market due to, among other things, changes in regulations, delays in obtaining necessary permits, authorizations and approvals, and changes in the availability of financing;
•
demand for available golf memberships and for homesites and residences (including fractional interests) at Sedona’s existing project or any future projects may be lower, and the period necessary to sell off the asset may be longer, than anticipated;
•
real estate is subject to extensive and complex regulations, and costs of regulatory compliance may exceed those anticipated; and
•
we may incur environmental liabilities in connection with our ownership of real estate.
To the extent we offer financing to purchasers in the future, we will bear the risk of delinquencies and defaults and other customary risks inherent in the financing business. Financing activities would also require us to comply with extensive laws and regulations with respect to those activities.
Sedona’s real estate development activities require significant capital expenditures. Sedona currently anticipates that the aggregate capital requirements to complete planned developments at Sedona over the next three years will be approximately $160 million, although there can be no assurance that actual development costs will not exceed that amount. Sedona obtains funds for capital expenditures through borrowings, as well as cash flows from operations, property sales or financings. We cannot be sure that the funds available from these sources will be sufficient to fund our required or desired capital expenditures for development in the future. If we are unable to obtain sufficient funds, we may have to defer or otherwise limit our development activities.
As is the case with all real estate projects, the existing Sedona project and any future projects acquired by Cold Spring require the ownership, lease, easement or other access to all necessary property. Sedona believes that it has all necessary rights to the Seven Canyons club. With respect to a portion of the property, Sedona has been granted an easement by the Forest Service for a stretch of road that connects to parts of the Seven Canyons club. This easement expires in 2023. Sedona believes that it will be able to renew such easement in the ordinary course prior to its expiration. If such easement is not renewed, and Sedona’s customers are harmed, Sedona could be subject to claims from its customers, and such claims, if not resolved, could have an adverse effect on Sedona.
We may not successfully execute our strategy.
A principal component of our strategy is to acquire additional real estate for the development of fractional interests, lot sales or club projects, preferably in markets that also provide us with incremental sales distribution opportunities. We will not be able to expand the Seven Canyons club beyond the existing approximately 200 acres that Sedona owns, because the Forest Services owns all abutting land. No assurance can be given that we will be able to acquire additional property or be successful in any future acquisition or expansion strategy.
Our ability to execute Cold Spring’s strategy will depend upon a number of factors, including the following:
•
the availability of attractive real estate opportunities;
•
our ability to acquire properties for such development opportunities on economically attractive terms;
•
our ability to market and sell ownership interests or other products at newly developed or acquired clubs or other real estate;
•
our ability to manage newly developed or acquired clubs or other real estate in a manner that satisfies purchasers of interests in projects developed thereon; and
•
the availability of financing on attractive terms, or at all.

There is no assurance that we will be successful with respect to any or all of these factors.
We may face a variety of risks if and when we expand our operations.
We anticipate that Sedona will have certain inventory available for sale as of the closing. We also plan on developing additional fractional interests, homesites and condominiums on the property that Sedona currently owns at Seven Canyons. As indicated above, we also intend to acquire additional real estate assets that are entirely independent of Sedona, although there can be no assurance that we will be successful. Risks associated with the future development at Seven Canyons and the acquisition and development of additional properties by Sedona include the following:
•
acquisition and construction costs may exceed original estimates;
•
we may be unable to complete construction, conversion or required legal registrations and approvals as scheduled, and delays may lead to loss of revenue, increased expenses and borrowing costs, and fluctuations in our quarterly financial results;
•
we may be unable to control the timing, quality and completion of any construction activity;
•
there may not be sufficient market demand;
•
the value of our inventories may decline; and
•
increased regulation when initiating operations in new jurisdictions.
Any of the foregoing could adversely affect profitability in a material way. There is no assurance that we will complete all of our planned development or expansion of our properties or, if completed, that such development or expansion will be profitable.
Moreover, to successfully implement our strategy, we may need to integrate the newly acquired or developed properties into Sedona’s existing sales and marketing programs, or develop new sales and marketing programs. During the start-up phase of a new club or residential community project, we could experience lower operating margins at that project until its operations mature. The lower margins could be substantial and could negatively impact our cash flow and financial results. We cannot provide any assurance that we will maintain or improve our operating margins as our projects achieve maturity and our new projects and communities may reduce our overall operating margins.
Claims for development-related defects could adversely affect our financial condition and operating results.
Sedona engages third-party contractors to install roads and utilities and to construct residences and club facilities and otherwise to improve and develop projects. However, purchasers of residences, condominiums or fractional interests may assert claims against Sedona and/or us for construction defects or other perceived development defects, including structural integrity, expansion or subsidence of soils, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects, and the like. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. Claims for development-related defects could adversely affect our liquidity, financial condition, and operating results.
Cold Spring will depend on Cavan Management Services, L.L.C. in operating Sedona, and the loss of Cavan Management Services, L.L.C. as manager would have an adverse effect on Sedona’s business.
Cold Spring will enter into a management services agreement with Cavan Management Services, L.L.C. at the closing of the Sedona Acquisition. Pursuant to, and subject to the terms of, the agreement, Cavan Management Services, of which David V. Cavan is the controlling owner, will be the exclusive manager of Seven Canyons. As in all projects of this nature, the performance of the management company is important to the overall success of the project. If Cold Spring wishes to terminate Cavan Management Services as manager in the absence of an explicit breach of the management agreement or other events allowing termination, Cold Spring would be required to pay a termination fee of up to $1,000,000. Cavan Management Services may terminate the management agreement without payment upon six months advance notice at any time after the third anniversary of the closing of the Sedona Acquisition. In addition, if the role of Cavan Management Services as manager of Seven Canyons terminates for any reason Cold Spring may have difficulty in locating, or incur significant additional expense in identifying and hiring, a replacement management company or management personnel capable of performing the functions that Cavan Management Services will be performing under the management agreement.

We may face additional risks if we expand into new markets.
We anticipate that Sedona will have certain inventories available for sale as of the closing. We also plan on developing additional fractional interests, homesites and condominiums on the property Sedona currently owns at Seven Canyons. We also intend to acquire additional real estate assets that are entirely independent of Seven Canyons, although there can be no assurance that we will be successful. The success which Sedona has had in the market in which it currently operates does not ensure our continued success as we acquire, develop or operate future projects in new markets. Accordingly, in connection with expansion into new markets, we may be exposed to a number of additional risks, including the following:
•
our lack of familiarity and understanding of regional or local consumer preferences;
•
our inability to attract, hire, train, and retain additional sales, marketing, and club staff at competitive costs; and
•
our inability to obtain, or to obtain in a timely manner, necessary permits and approvals from government agencies and qualified construction services at acceptable costs.
Extensive laws and regulations affect the way we conduct our business.
The federal government and the states and local jurisdictions in which Sedona conducts business have enacted extensive regulations that affect the manner in which Sedona conducts its business. In addition, many states have adopted specific laws and regulations regarding the sale of fractional interests and communities that provide amenities through private membership clubs. Many states also extensively regulate the creation, marketing, sale and management of properties, the escrow of purchaser funds and other property prior to the completion of construction and closing, and the content and use of advertising and sales materials. Although Sedona believes that securities laws do not apply to its current project, to the extent that we acquire new projects, certain types of club memberships may be subject to regulation under federal and state securities laws and may be marketed and sold only if they are registered with the appropriate governmental agencies or if there is an applicable exemption from registration. Most states also have other laws that regulate our activities, such as:
•
project registration laws;
•
real estate licensure laws;
•
anti-fraud laws;
•
consumer protection laws;
•
subdivision, public report and other disclosure laws;
•
telemarketing laws;
•
prize, gift, and sweepstakes laws; and
•
consumer credit laws.
Currently, most states have taxed fractional ownership interests as real estate, imposing property taxes that are billed to the respective property owners’ associations that maintain the related clubs and have not sought to impose sales tax upon the sale of the fractional ownership interest or accommodations tax upon the use of the fractional ownership interest by owners of fractional interests. From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of vacation ownership interests, to require that sales tax or accommodations be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on fractional ownership interests, our business could be materially adversely affected.

If agents or employees of Sedona violate applicable regulations or licensing requirements, their acts or omissions could materially and adversely affect our business.
Sedona believes it is in material compliance with applicable federal, state, and local laws and regulations relating to the sale and marketing of its products. From time to time, however, purchasers of club memberships, fractional interests, homesites, condominiums or other property interests may file complaints against Sedona in the ordinary course of its business. Although Sedona has not incurred any material liabilities in connection with such complaints in the past, we could be required to incur significant costs to resolve any future complaints. There is no assurance that Sedona is, or that after the closing will remain in material compliance with applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including, negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.
Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.
Under various federal, state and local laws, ordinances and regulations, as well as common law, Sedona may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in, or emanating from property that Sedona owns, leases or operates, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether Sedona knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease our property or to borrow money using such real property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, Sedona may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of its properties.
We could incur costs to comply with laws governing accessibility of facilities by disabled persons.
A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act, impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. Although Sedona believes the Seven Canyons development is substantially in compliance with any applicable laws governing accessibility by disabled persons, we may incur additional costs to comply with such laws at Seven Canyons or subsequently acquired projects. Additional federal, state, and local legislation with respect to access by disabled persons may impose further burdens or restrictions on us. We cannot forecast the ultimate cost of compliance with such legislation, but such costs could be substantial and, as a result, could have a material adverse effect on our results of operations, liquidity or capital resources.
If Cold Spring decides to offer purchaser financing in the future, it will be subject to a number of risks beyond its control.
Sedona has not offered purchase money financing to its customers in the past. If Sedona or Cold Spring decides in the future to offer financing and originates portfolios of loans to its customers for the purchase of fractional interests, homesites, condominiums or other property interests, Sedona or Cold Spring will be subject to a number of risks. The origination and servicing of loans is subject to extensive regulation. The ability of obligors under loans to meet their obligations and Sedona’s or Cold Spring’s ability to recover the outstanding balances of loans following an event of default could be affected by circumstances outside of its control, including changes in general economic conditions, regulations governing consumer and commercial lending, levels of employment, consumer confidence, available financing and interest rates. If defaults under loans in any portfolios that Sedona or Cold Spring may have are higher than expected, we could incur significant costs, including legal compliance costs, and delays in connection with servicing and collecting efforts, and could incur legal and other restrictions and delays in foreclosing or otherwise realizing upon collateral for loans. In addition, Sedona’s results of operations and financial position would be materially adversely affected if the value of assets serving as collateral for loans declines and Sedona or Cold Spring incurs significant losses. Disputes with obligors could lead to litigation that will result in higher costs than we anticipate. There is no assurance that Sedona or Cold Spring will implement a customer financing program or that, if it does, Sedona will be successful in implementing the program. To the extent we offer financing, because Sedona’s property is at the high-end of the real estate market and customers generally have significant net worths, some customers will have no need for the financing and those who wish to finance their purchase may have other financing options.

Because Sedona has significant indebtedness and we expect to incur significant indebtedness, we will be subject to customary risks relating to leverage.
Sedona has incurred and will continue to incur significant debt in connection with its acquisition and development of property. As of June 30, 2006, Sedona had approximately $97.5 million of indebtedness for borrowed money (excluding amounts due to related parties). In the future, to the extent that Sedona offers financing of the purchase price of fractional interests, homesites, condominiums and other property interests to its customers, we will be required to borrow against the notes receivable for liquidity. We expect that Sedona will have significant outstanding indebtedness as of the closing of the Sedona Acquisition. Moreover, we expect to continue to require external sources of liquidity to:
•
support our operations, including our development costs;
•
complete the construction of additional fractional interest villas, whole ownership condominiums and the full planned amenity package, including the club village;
•
finance the acquisition of additional real estate, additional businesses or assets;
•
finance the installation of roads and utilities and the construction of residences and club improvements;
•
finance a portion of our sales, to the extent we offer customer financing; and
•
satisfy our debt and other obligations.
Our ability to service or to refinance our indebtedness or to obtain additional financing will depend on our future performance, which is subject to a number of factors, including our ability to repay debt from sale proceeds, our business and properties, results of operations, leverage, financial condition and business prospects, the performance of any loan portfolio(s) to the extent we provide financing to our customers, prevailing interest rates, general economic conditions and perceptions about the industries in which we operate. No assurance can be given that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. The existing Sedona debt agreements include and, to the extent we use debt financing, our debt agreements will include, various representations and warranties, conditions to funding, eligibility requirements for collateral, affirmative, negative and financial covenants and events of default. If we are unable to comply with one or more of the covenants in our debt agreements, including Sedona’s debt agreements, or if we breach any of the provisions in our debt agreements, we could default on our indebtedness. We can provide no assurance that a default could be remedied, or that our creditors would grant a waiver or amend the terms of the debt agreements. If an event of default occurs, our lenders could, among other things, elect to declare all amounts outstanding under a particular facility to be immediately due and payable, terminate all commitments, or refuse to extend further credit, or exercise foreclosure or power of sale remedies. An event of default or acceleration under one debt agreement could cause a cross-default or cross-acceleration of another debt agreement. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay amounts outstanding under existing debt agreements or to continue to acquire and develop property and operate our business. Any default under the documents governing our indebtedness could have a material adverse effect on our business and the value of our securities.
The Sedona and future Cold Spring credit facilities will require us to pledge certain collateral to the lenders. For example, if we finance purchases of fractional interests, homesites, condominiums and other property interests in the future, a credit facility may have a borrowing base requirement pursuant to which lender(s) will lend up to a specified percentage of the outstanding principal balance of eligible loans. The eligibility requirements may limit our ability to borrow against certain assets, and assets that were initially eligible may cease to qualify if, for example, the obligor fails to make payments or otherwise defaults on its obligations to us. If this were to occur, we would be required to add additional eligible loans as collateral and/or repay a portion of our indebtedness in order to comply with the borrowing base requirements.
As is the case with many golf resorts, Sedona has the obligation to return certain membership deposits to members, without interest, after they have been members for thirty years. In addition, if a member withdraws from the golf club, Sedona is obligated to return the member’s membership deposit, without interest, when the resigned membership is reissued to another member. The amount of such refundable deposits is treated as a long-term liability on Sedona’s balance sheet and, as of June 30, 2006, the amount of such liability was $27.6 million. To the extent a member is entitled to a refund of his or her membership deposit or other amounts after thirty years, or to the extent the amount received by Sedona upon reissuance of a membership is less than the membership deposit that is refundable to a member who withdraws before thirty years of membership, Sedona will need to use available funds or to seek external sources of liquidity to satisfy the refund obligation.

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
Many of our competitors will likely operate on a less leveraged basis and will have greater operating and financial flexibility than we will. There can be no assurance that our cash flow and capital resources will be sufficient for payment of our indebtedness in the future. If we are not able to satisfy our debt service obligations, we could default on our indebtedness, which would entitle the holders of such indebtedness to, among other things, accelerate the maturity thereof and to exercise foreclosure or power of sale remedies that could result in the loss of collateral that secures our indebtedness. Any default under the documents governing our indebtedness could have a material adverse effect on our business and the value of our securities.
If Cold Spring provides financing to customers, it would incur substantial losses if purchasers default on their obligations to pay the balance of the purchase price.
Sedona or Cold Spring may offer financing to customers in the future. If it does, we will need to maintain pledged receivables facilities. Under the terms of these facilities we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan to value ratios if pledged receivables reach certain levels of delinquency. Additionally, the terms of securitization-type transactions (in which we sell receivables to third parties) would require us to repurchase or replace loans if we breach any of the representations and warranties we make at the time we sell the receivables. Further, if defaults and other performance criteria adversely differ from estimates used to value our retained interests in notes receivable sold in the securitization transactions, we may be required to write down these assets, which could have a material adverse effect on our results of operations. To the extent we service the notes, we may also be required to advance delinquent payments to the extent we deem them recoverable. Accordingly, we will bear some risks of delinquencies and defaults by purchasers who finance their purchases through us, regardless of whether we sell or pledge their loans to a third party.
Although in many cases Sedona would have recourse against a buyer for the unpaid purchase price where loan receivables are past due, certain states have laws that limit the ability of a company to recover personal judgments against borrowers who have defaulted on their loans or the cost of doing so may not be justified. Irrespective of the remedy, in the event of a default Sedona would not be able to recover the marketing, selling, and administrative costs associated with the original sale, and would have to incur such costs again to resell the property.
Because Sedona may, in the future, hold loan portfolios, changes in interest rates may result in our being less profitable than anticipated or not profitable at all or in our being unable to meet our obligations under borrowing arrangements.
Sedona may, in the future, offer financing and hold note receivables originated on sales. This will subject us to a number of risks relating to interest rates. The interest rates applicable to loans in some or all of our portfolios may be less than prevailing market rates from time to time, and the spread between the rates obligors on our loans pay to us and the prevailing interest rates at which we borrow money from our lenders may be lower than anticipated or negative. In such event, our results of operations and financial position may be materially adversely affected and we may be unable to meet our obligations under our borrowing arrangements. In addition, applicable state laws may limit the effective interest rates that we may charge, which would limit our ability to effectively manage our business and our interest rate risk. To the extent we take steps to seek to manage our interest rate risk, such as through the purchase of interest swaps or caps, we will be subject to credit risks with respect to the financial institutions that provide us with interest rate protection and the steps we take to manage our interest rate risk may not prove to be effective.

Risks Associated with the Acquisition of Sedona
Cold Spring may not be able to consummate the Sedona Acquisition within the required time frame, in which case it would be required to liquidate.
Under the terms of its initial public offering, Cold Spring must complete, by May 16, 2007, a business combination with a fair market value of at least 80% of its net assets at the time of the Sedona Acquisition. If Cold Spring fails to consummate the Sedona Acquisition within the required time frame, it will be required to liquidate.
In a liquidation, the net proceeds of Cold Spring’s initial public offering held in the trust account, plus any interest earned thereon (net of applicable taxes on the interest), will be distributed pro rata to the holders of Cold Spring’s common stock issued in the initial public offering. If Cold Spring is forced to liquidate its assets, the per-share liquidation will be $5.49, plus interest accrued thereon (net of applicable taxes on the interest) until the date of liquidation. Furthermore, there will be no distribution with respect to Cold Spring’s outstanding warrants and, accordingly, the warrants will expire worthless.
If the benefits of the Sedona Acquisition do not meet the expectations of financial or industry analysts, the market price of Cold Spring’s securities may decline.
The market price of Cold Spring’s publicly traded securities may decline following the Sedona Acquisition if:
•
Cold Spring does not achieve the perceived benefits of the Sedona Acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or
•
the effect of the Sedona Acquisition on Cold Spring’s financial results is not consistent with the expectations of financial or industry analysts.
Accordingly, investors may experience a loss as a result of a decreasing stock and warrant price and we may not be able to raise future capital, if necessary, in the equity markets on attractive terms or at all.
A substantial number of Cold Spring’s shares will become eligible for future resale in the public market after the Sedona Acquisition, which could result in dilution and an adverse effect on the market price of Cold Spring’s securities.
Warrants to purchase 40,000,000 shares of Cold Spring common stock issued in connection with the Cold Spring initial public offering will become exercisable on consummation of the Sedona Acquisition. The $45 million convertible note to be issued to the seller of Sedona in the Sedona Acquisition will be convertible into 7,000,000 shares of Cold Spring common stock from and after the first anniversary of the consummation of the Sedona Acquisition. Moreover, 5,000,000 shares of Cold Spring common stock purchased by its stockholders prior to the initial public offering will be released from escrow six months after the consummation of the Sedona Acquisition, at which time they will be eligible for resale in the public market subject to compliance with applicable law. In addition, the managing underwriter of our initial public offering has an option, exercisable upon consummation of the Sedona Acquisition, to purchase from us up to 1,000,000 units, each unit consisting of one share of common stock and two warrants to purchase common stock. Consequently, at various times after completion of the Sedona Acquisition, a substantial number of additional shares of Cold Spring common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the possibility that warrants may be exercised and convertible notes may be converted and sold, could adversely affect the market price of Cold Spring’s securities.
Cold Spring’s directors’ and officers’ interests in obtaining reimbursement for out-of-pocket expenses incurred by them or indemnity payments made by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.
Cold Spring’s existing stockholders, including all of its officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them or any indemnity payments made by them for Cold Spring’s benefit, including in connection with outstanding litigation, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account unless the Sedona Acquisition is consummated. The financial interest of Cold Spring’s directors and officers could influence their motivation in proceeding with the Sedona Acquisition, and thus, there may be a conflict of interest in determining whether the transaction is in the public stockholders’ best interest.

Cold Spring’s initial stockholders, including its officers and directors, control a substantial interest in Cold Spring and this may influence certain actions requiring a stockholder vote.
Certain members of the Cold Spring board have agreements or arrangements that provide them with interests in the Sedona Acquisition that differ from, or are in addition to, those of Cold Spring stockholders generally. Cold Spring’s executives and directors are not entitled to receive any of the net proceeds of Cold Spring’s initial public offering that may be distributed from the trust account upon liquidation of Cold Spring. Therefore, if the Sedona Acquisition is not approved, the shares of common stock and warrants held by Cold Spring’s executives and directors may be worthless.
The Sedona Acquisition involves a number of inherent risks, any of which could cause us not to realize the anticipated benefits.
All combinations and acquisitions involve inherent risks, such as:
•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities of the target;
•
the potential of key management and employees of an acquired business;
•
the ability to achieve identified operating and financial synergies and cost savings anticipated to result from a combination or acquisition;
•
problems that could arise from the integration of the acquired business or assets; and
•
unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the combination or acquisition.
Any one or more of these factors could cause us not to realize the benefits anticipated to result from the Sedona Acquisition, or could result in our incurring unexpected liabilities. For example, Sedona is currently the subject of an audit by the Internal Revenue Services. Although Cold Spring does not believe that the results of the audit are likely to have any effect on Sedona, in part because as a limited liability company Sedona is a disregarded entity for purposes of federal income taxes and the owner of Sedona, which Cold Spring is not acquiring, is responsible for all federal income taxes, there can be no assurance that the audit will not have a material adverse effect on Sedona.
The inability of the seller of Sedona to fulfill its indemnification obligations to us under our purchase agreement could increase our liabilities and adversely affect our results of operations and financial position.
The Sedona purchase agreement includes provisions pursuant to which the seller agrees to indemnify us against certain damages resulting from certain third-party claims or other liabilities, including the IRS audit referred to in the preceeding risk factor. The failure of the seller to satisfy its indemnification obligations could have an adverse effect on our results of operations and financial position. The seller’s indemnification obligations are limited, for most representations and warranties, to an aggregate amount of $8.5 million, and claims may be asserted against the seller only if the aggregate amount of all claims exceeds $250,000. In addition, subject to some exceptions, the survival period for claims under the agreement is limited to one year following the closing of the Sedona Acquisition. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of the seller to satisfy its indemnification obligations with respect to breaches of its representations, warranties and covenants, could have an adverse effect on our results of operations and financial position.
The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the American Stock Exchange, a national securities exchange, and have been since the consummation of the initial public offering. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. Additionally, in connection with the Sedona Acquisition, the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:
•
a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock”‘ which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•
a more limited amount of news and analyst coverage for our company;
•
a decreased ability to issue additional securities or obtain additional financing in the future; and
•
a decreased ability of our stockholders to sell their securities in certain states.

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

We paid a total of $6,600,000 in underwriting discounts and commissions and approximately $1,033,076 for other costs and expenses related to the offering. We also placed an additional $2,400,000 into the trust account representing a deferral of a portion of the underwriters' discount, which the underwriters will be entitled to receive upon consummation of an initial transaction. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our initial public offering was $109,966,924, of which $107,426,000 (plus the additional $2,400,000 attributable to the deferred underwriters' discount) was placed in a trust account and the remaining proceeds ($2,540,926) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $3,845,917 in interest through September 30, 2006.

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

COLD SPRING CAPITAL INC.

Date: November 15, 2006	By:	/s/ Richard A. Stratton
Name: Richard A. Stratton
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2006	By:	/s/ Joseph S. Weingarten
Name: Joseph S. Weingarten
Title: President and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Securities Purchase Agreement dated November 3, 2006 by and among Cold Spring Inc., Sedona Development Partners, LLC, Seven Canyons Investors, L.L.C., David V. Cavan and Cavan Management Services, L.L.C.(1)
31.1	Rule 13a-14(a) Certification of Richard A. Stratton.
31.2	Rule 13a-14(a) Certification of Joseph S. Weingarten.
32.1	Section 1350 Certification of Richard A. Stratton.
32.2	Section 1350 Certification of Joseph S. Weingarten.

(1)  Filed as an annex to the Company's preliminary proxy statement on Schedule 14A filed on November 13, 2006 and hereby incorporated by reference.